Form 10-Q
period 1995-03-31
IDEON GROUP INC
filed 1995-05-15
CIK 943097

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1995

                         Commission File No. 1-11465

                               IDEON GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)
          (Former Name of Registrant: SafeCard Services, Incorporated)

  DELAWARE                                              59-3293212
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)


7596 CENTURION PARKWAY, JACKSONVILLE, FLORIDA             32256
(Address of Principal Executive Offices)                (Zip Code)

3001 E. PERSHING BLVD., CHEYENNE, WYOMING                 82001
(Former Address of Principal Executive Offices)         (Zip Code)

Registrant's Telephone Number, Including Area Code:     (904) 218-1800
                                                        --------------

Registrant's former fiscal year end:                     OCTOBER 31
                                                         ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X      No
                              ----        ----

Common Stock, $.01 Par Value

Outstanding at May 12, 1995                          28,942,265 Shares


                        Total Number of Pages 34

                             IDEON GROUP, INC.

                            INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1995

                                                                 Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of March 31,
             1995 and October 31, 1994                            3
           Consolidated Statement of Income for the
             Three Months Ended March 31, 1995 and
             January 31, 1994                                     4
           Consolidated Statement of Cash Flows for
             the Three Months Ended March 31, 1995
             and January 31, 1994                                 5
           Notes to Consolidated Financial Statements             6-13
           Report of Independent Accountants                      14

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations          15-25

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                      26
Item 2.    Changes in Securities                                  26
Item 3.    None
Item 4.    None
Item 5.    None
Item 6.    Exhibits and Reports on Form 8-K                       27


SIGNATURES                                                        28

                       PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                  MARCH 31,      OCTOBER 31,
                                                    1995            1994
                                                 -----------     -----------
                                                 (UNAUDITED)

ASSETS
Current assets:

   Cash and cash equivalents ................... $  44,050        $  17,921
   Securities available for sale, maturing
     within one year ...........................    65,998           39,249
   Receivables, net ............................    52,485           42,449
   Income taxes receivable .....................       621            2,114
   Deferred subscriber acquisition costs and
     related commissions, amortizing within
     one year ..................................    96,642           83,449
   Deferred income tax asset ...................    10,315            8,540
                                                 ----------       ----------
     Total current assets ......................   270,111          193,722

Securities available for sale, maturing after
  one year .....................................    33,336          127,363
Deferred subscriber acquisition costs and
  related commissions, amortizing after one year    36,342          111,948
Property and equipment, net ....................    34,909           16,410
Excess of cost over fair value of net assets
  acquired .....................................    45,988           28,739
Other assets ...................................     5,359            2,191
                                                 ----------       ----------

     Total assets .............................. $ 426,045        $ 480,373
                                                 ==========       ==========

LIABILITIES
Current liabilities:

   Notes payable to bank ....................... $  14,329        $  11,793
   Accounts payable ............................    25,667           30,833
   Accrued expenses ............................    38,440           24,654
   Subscribers' advance payments, amortizing
     within one year ...........................   122,717          106,563
   Allowance for cancellations .................     4,321            7,656
                                                 ----------       ----------
     Total current liabilities .................   205,474          181,499

Subscriber advance payments, amortizing after
  one year .....................................    49,468           51,991
Deferred income tax liability ..................     5,119           29,291
                                                 ----------       ----------
     Total liabilities .........................   260,061          262,781
                                                 ----------       ----------

STOCKHOLDERS' EQUITY

Preferred stock--authorized 10,000,000 shares
  ($.01 par value); no shares issued or
  outstanding...................................
Common stock--authorized  90,000,000 shares
  ($.01 par value);  34,946,000 shares issued
  (34,946,000  at October 31, 1994); 28,942,265
  shares  outstanding (28,933,599 at October
  31, 1994) ....................................       349              349
Additional paid-in capital .....................    41,120           41,058
Retained earnings ..............................   172,920          225,459
Unrealized gain (loss) on securities available
  for sale .....................................       217             (607)
                                                 ----------       ----------
                                                   214,606          266,259
Less cost of 6,003,735 common shares in treasury
  (6,012,401 shares at October 31, 1994) .......   (48,622)         (48,667)
                                                 ----------       ----------

     Total stockholders' equity ................   165,984          217,592
                                                 ----------       ----------

     Total liabilities and stockholders'
       equity .................................. $ 426,045        $ 480,373
                                                 ==========       ==========

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                      THREE MONTHS ENDED
                                                 ---------------------------
                                                   MARCH 31,     JANUARY 31,
                                                     1995           1994
                                                 ------------    -----------
                                                        (UNAUDITED)

REVENUES
   Membership and subscription revenue, net .... $  43,597        $  38,828
   Card acquisition and services revenue .......     4,910
   Consumer marketing revenue ..................     8,173            2,563
   Interest income .............................     1,885            2,001
   Other income ................................     1,163              302
                                                 ----------       ----------
                                                    59,728           43,694
                                                 ----------       ----------

COSTS AND EXPENSES
   Subscriber acquisition costs and
     related commissions .......................    26,926           23,552
   Other costs of revenue ......................     6,017            1,885
   Research and product development costs ......     9,086
   Service costs and other operating expenses ..     8,409            4,713
   General and administrative expenses .........     8,861            4,391
                                                 ----------       ----------
                                                    59,299           34,541
                                                 ----------       ----------

Income before provision for income taxes .......       429            9,153

Provision for income taxes .....................       128            2,709
                                                 ----------       ----------

Income before cumulative effect of change
  in accounting for income taxes ...............       301            6,444

Cumulative effect of change in accounting
  for income taxes .............................                      2,000
                                                 ----------       ----------

NET INCOME ..................................... $     301        $   8,444
                                                 ==========       ==========

EARNINGS PER SHARE:

Income before cumulative effect of
  accounting change ............................ $     .01        $     .24
Cumulative effect of accounting change .........                        .07
                                                 ----------       ----------

Net income per common share .................... $     .01        $     .31
                                                 ==========       ==========

Weighted average common and
  common equivalent shares .....................29,870,000       27,608,000


     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                 ------------------------
                                                   MARCH 31,   JANUARY 31,
                                                     1995         1994
                                                 ----------    ----------
                                                       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from subscribers/customers .... $  65,407        $  51,392
   Cash paid to suppliers and employees ........   (74,069)         (41,021)
   Interest received ...........................     4,288            4,735
   Income tax refunds (payments), net ..........     1,500             (188)
                                                 ----------       ----------
   Net cash (used in) provided by operating
     activities ................................    (2,874)          14,918
                                                 ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investments ....................   (31,633)         (20,020)
   Proceeds from sales of investments ..........    84,980           16,006
   Proceeds from maturing investments ..........     7,274              945
   Cost of acquisitions, net of cash acquired ..   (12,977)
   Acquisitions of property and equipment, net .   (10,891)            (525)
                                                 ----------       ----------
   Net cash provided by (used in) investing
     activities ................................    36,753           (3,594)
                                                 ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on notes payable to bank .....     2,246
   Proceeds from exercise of stock options .....        57              581
   Dividends paid ..............................    (1,447)          (1,207)
   Payments for  purchase of treasury shares ...                       (483)
                                                 ----------       ----------
   Net cash provided by (used in) financing
     activities ................................       856           (1,109)
                                                 ----------       ----------
Net increase in cash and cash equivalents ......    34,735           10,215
Cash and cash equivalents at beginning of
  period .......................................     9,315            3,335
                                                 ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..... $  44,050        $  13,550
                                                 ==========       ==========


     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   REORGANIZATION

         On April 27, 1995, the stockholders of SafeCard Services, Incorporated ("SafeCard") approved a plan of reorganization whereby SafeCard became a wholly-owned subsidiary of Ideon Group, Inc. ("Ideon" or the "Company"), a newly formed Delaware corporation. All shares of SafeCard common stock were converted into shares of Ideon common stock. As part of the reorganization, the number of authorized common shares of the Company was increased from 35 million to 90 million. Stockholders also authorized the issuance of up to 10 million shares of Ideon preferred stock.

         As a result of the reorganization, Ideon is a holding company with current business units as follows: SafeCard Services, Inc.; Wright Express Corporation; National Leisure Group, Inc.; Ideon Marketing and Services Company; and Family Protection Network, Inc.


2.   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in SafeCard's Annual Report on Form 10-K for the year ended October 31, 1994.

         On February 14, 1995, SafeCard filed a Transition Period Form 10-Q for the two months ended December 31, 1994 in order to effect a change in its year end from October 31 to December 31. The March 31, 1995 Form 10-Q is the first quarterly report to be filed on the new calendar year basis. Financial statements for the three months ended January 31, 1994 (the end of the first quarter under the prior October 31 fiscal year) are presented for comparative purposes. Management does not believe that preparation of financial statements for the three months ended March 31, 1994 would result in any more comparable information and, therefore, the additional costs which would have been incurred to prepare such financial statements would not be justified. The previously reported interim period ended January 31, 1994 is comparable to the present quarter as there are no significant seasonal differences among the periods presented which would materially affect comparability. As discussed in Note 3, the Company changed the amortization periods of deferred subscriber acquisition costs on December 31, 1994.

         Prior year financial statements have been reclassified to conform to 1995 presentations.

         Price Waterhouse LLP has performed a review, and not an audit, of the unaudited consolidated financial information of the Company for the three months ended March 31, 1995 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated May 5, 1995, which is included in this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under Section 11 does not extend to it.


3.   ACQUISITION

         On February 10, 1995, the Company completed its acquisition of substantially all of the assets and liabilities of National Leisure Group, Inc., a provider of vacation travel packages to credit card companies, retailers and wholesale clubs in the United States. The Company paid cash of $15,048,000 and guaranteed the issuance of $1,400,000 worth of common stock on the third anniversary of the acquisition. Also, up to $2,800,000 worth of additional common stock is issuable based on the attainment of certain earnings hurdles. The acquisition was effective as of January 1, 1995 and was accounted for under the purchase method. Accordingly, the consolidated results of operations of the Company for the first quarter 1995 include the results of operations of National Leisure Group for the entire quarter.

         As part of the transaction, the Company acquired $5,944,000 of assets, which included $2,395,000 of cash, and assumed liabilities of $7,093,000. The Company has recorded $17,954,000 of excess of cost over fair value of net assets acquired (goodwill). This excess is being amortized on a straight-line basis over 25 years. Amortization expense through March 31, 1995 related to this acquisition was approximately $180,000.

         Revenue from the sale of vacation packages, which is included in the "Consumer marketing revenue" caption in the consolidated statement of income, is recognized at the date when substantially all obligations to the customer have been performed and at least 90 percent of the total booking price has been received.


4.   INVESTMENTS

         On October 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Investments in Certain Debt and Equity Securities." Upon adoption of FAS 115, the Company classified its securities portfolio, consisting of municipal bonds, as available for sale and disclosed an unrealized loss as a separate component of stockholders' equity. During the two months ended December 31, 1994, the Company experienced further market value declines in its investment portfolio as a result of the increasing interest rate environment. Given the Company's strategy to redeploy its investment resources into operating assets and in view of the interest rate environment, management elected to shorten the overall maturity of the portfolio. In connection with this decision, the Company determined that the investment portfolio had suffered an other than temporary market value impairment and the net unrealized losses, previously recognized as an offset to stockholders' equity, were charged against earnings for the two months ended December 31, 1994.

         During the first quarter of 1995, the Company effected the repositioning of the investment portfolio. Municipal bond securities with maturities later than 1996 were sold and the proceeds were reinvested in short term United States Treasury securities or used to fund the launch of new businesses and the acquisition of National Leisure Group. This repositioning will allow the Company to take advantage of its current tax net operating loss position and provide for greater liquidity. The Company continues to classify the securities portfolio as available for sale. During the quarter, the Company recognized $991,000 of gains and $39,000 of losses.


5.   SUBSCRIBER ACQUISITION COSTS

         Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct-response" type marketing campaigns and primarily include payments for telemarketing, printing, postage, mailing services, certain direct salaries and other direct costs incurred to acquire new subscribers. These expenditures have historically been deferred and amortized to expense in proportion to expected revenues over the expected subscription periods, including renewal periods (life of subscriber).

         After a general review of the Company's business plans and related accounting practices, the Company's Board of Directors approved a change in the amortization periods for deferred subscriber acquisition costs. The change was made in response to the Company's plans to incur additional marketing expenditures to enhance renewal rates. Under generally accepted accounting principles, if additional expenditures are incurred to maintain or enhance the renewal stream, the Company would not be allowed to amortize such subscriber acquisition costs over periods greater than the initial subscription period. Accordingly, based on efforts to enhance renewal rates, the Company changed its amortization periods. In prior periods, subscriber acquisition costs were generally amortized up to ten years for single year subscriptions and up to twelve years for multi-year subscriptions. These amortization periods represented the estimated life of the subscriber. During the Transition Period ended December 31, 1994, the amortization periods were shortened to one year and three years for single year and multi-year subscriptions, respectively (initial subscription period without regard for anticipated renewals). The effect of reducing the amortization periods resulted in a one-time, non-cash, pre-tax charge to earnings during the two months ended December 31, 1994 as reported in the Company's Transition Period report on Form 10-Q.

         The change in the amortization periods for deferred subscriber acquisition costs does not affect the amortization of commissions which continue to be amortized over the one to three year subscription period, as appropriate.

         Deferred subscriber acquisition costs and related commissions were as follows:

                                                  MARCH 31,       OCTOBER 31,
                                                    1995             1994
                                                ------------     ------------

         Hot-Line                               $ 65,120,000     $123,775,000
         Fee Card                                  8,260,000        9,185,000
         Other services                           14,082,000       18,796,000
                                                ------------     ------------
         Total deferred subscriber acquisition
          costs                                   87,462,000      151,756,000

         Commissions                              45,522,000       43,641,000
                                                ------------     ------------

         Total deferred subscriber acquisition
           costs and commissions                $132,984,000     $195,397,000
                                                ============     ============


6.   INCOME TAXES

         The Company's effective income tax rate for the three months ended March 31, 1995 and January 31, 1994 differs from the applicable statutory rate due to tax-exempt interest received on investments in municipal debt securities and the federal tax benefit of state income taxes. The effective income tax rate for the three months ended March 31, 1995 was based on the estimated effective income tax rate for the tax year ending October 31, 1995.

         At March 31, 1995, the Company had a net current deferred tax asset of $10,315,000 and a net noncurrent deferred tax liability of $5,119,000. The deferred tax asset primarily relates to the Company's net operating loss carryforward which is expected to be fully utilized during the year. Management believes that based on available information, it is more likely than not that the net deferred tax asset will be realized and accordingly a valuation allowance has not been recorded.

         On November 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 resulted in a cumulative credit to earnings of $2,000,000 for the three months ended January 31, 1994.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

         The reconciliation of net income to net cash (used in) provided by operating activities, as presented in the consolidated statement of cash flows, is as follows:

                                                      THREE MONTHS ENDED
                                                ---------------------------
                                                   MARCH 31,    JANUARY 31,
                                                    1995           1994
                                                ------------   ------------

     Net income ................................$   301,000     $ 8,444,000
     Adjustments to reconcile net income to
       net cash (used in) provided by operating
       activities:
         Depreciation and amortization .........  1,366,000         214,000
         Income tax expense ....................    128,000       2,709,000
         Income tax refunds (payments), net ....  1,500,000        (188,000)
         Restricted stock expense ..............     50,000
         Cumulative effect of change in
           accounting for income taxes .........                 (2,000,000)
         Amortization of investment
           premiums/discounts, net .............    880,000       1,311,000
         Realized gain on sales of securities
           available for sale ..................   (952,000)       (209,000)
         Billings to subscribers, net .......... 46,550,000      57,368,000
         Amortization of subscribers' advance
           payments to revenue .................(46,430,000)    (41,391,000)
         Expenditures for subscriber acquisition
           costs ...............................(18,486,000)    (14,136,000)
         Payment of commissions, net ...........(11,488,000)    (15,884,000)
         Amortization of subscriber acquisition
           costs ............................... 16,070,000      13,409,000
         Amortization of commissions ........... 12,837,000      12,028,000
         (Decrease) increase in allowance
            for cancellations .................. (4,876,000)      1,730,000
         Changes in assets and liabilities, net
            of effects of business acquisitions:
              Receivables, net .................  7,573,000      (6,377,000)
              Other assets .....................     61,000        (384,000)
              Accounts payable and accrued
                expenses ....................... (7,958,000)     (1,726,000)
                                                -----------    ------------
     Net cash (used in) provided by
       operating activities ....................$(2,874,000)   $ 14,918,000
                                                ===========    ============


8.   COMMITMENTS AND CONTINGENCIES

         The Company is defending or prosecuting six complex lawsuits involving Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard, and various parties related to him. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company. The six cases in which SafeCard is a party are as follows:

         A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for SafeCard) in April 1993 in Cook County Circuit Court in Illinois against SafeCard and one of the Company's directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. SafeCard and the director moved to dismiss this lawsuit. In November 1993, the court granted the motions to dismiss all parts of the complaint, but gave the plaintiffs leave to replead, which they did. Again in March 1994, the court granted the motions to dismiss all of the complaints but permitted the plaintiffs to replead which they did in June 1994. On February 7, 1995, the court dismissed with prejudice Peter Halmos' claims regarding alleged rights to "incentive compensation," stock options or their equivalent, wrongful termination and defamation. Mr. Halmos has stated that he will appeal this ruling. SafeCard expects to file an answer to the remaining indemnification claims and the claims of Myron Cherry.

         A suit by Peter Halmos, purportedly in the name of Halmos Trading & Investment Company, against SafeCard, one of its officers and one of the Company's directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of SafeCard's former Ft. Lauderdale headquarters. SafeCard has vacated the building, ceased making payments related to the Ft. Lauderdale lease and has filed counterclaims. The court has denied motions to dismiss filed by both Peter Halmos and SafeCard. In May 1994, the court dismissed Peter Halmos' amended counterclaim for breach of contract for indemnity and intentional infliction of emotional distress but gave leave to amend. In June 1994 Peter Halmos filed a second amended counterclaim purporting to state claims for intentional infliction of emotional distress, fraud and negligent misrepresentation and declaratory judgment based on alleged breach of contract for indemnity or, in the alternative, promissory estoppel, related to indemnification of legal expenses in this lawsuit. SafeCard's motion to dismiss the second amended counterclaim was denied, and it has filed an answer to the second amended counterclaim. In January 1995, Peter Halmos filed a third amended counterclaim which was identical in all material respects to the second amended counterclaim. On January 17, 1995, SafeCard filed its answer to the third amended counterclaim. Discovery is proceeding. A trial date is expected in early 1996.

         A suit which seeks monetary damages and certain equitable relief filed by SafeCard in August 1993 in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled SafeCard, breached his fiduciary duties to SafeCard, and misappropriated material non-public information to make $48 million in profits on sales of SafeCard stock. In March 1994, Mr. Halmos and related entities filed a counterclaim in which claims were made of conspiracy in restraint of trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of contract for indemnity and intentional infliction of emotional distress. SafeCard's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994. On April 12, 1995, the trial court granted the motion of Mr. Halmos and certain related entities to amend its counterclaims. The amended counterclaims include claims for indemnification for legal expenses incurred in the action and a claim that SafeCard's contract with CreditLine should be rescinded. On April 19, 1995, the trial court granted Mr. Halmos' motion for summary judgment that certain of SafeCard's claims against him were barred by the statute of limitations. SafeCard has notified the Court of its intent to file an appeal and the Court has entered an order staying all action on both the counterclaims and the Company's claims pending appeal.

         A suit by Peter Halmos, purportedly in his name and in the name of CreditLine Corporation and Continuity Marketing Corporation against SafeCard, one of its officers and three of the Company's directors in United States District Court in the Southern District of Florida, in September 1994 purporting to state various tort claims, state and federal antitrust claims and claims of copyright infringement. The claims principally relate to the allegation by Peter Halmos and his companies that SafeCard has taken action to prevent him from being a successful competitor. On December 9, 1994 SafeCard, its officer and the Company's directors moved to dismiss the lawsuit. On March 8, 1995, the Court granted Mr. Halmos' motion to file a second amended complaint. On March 28, 1995, SafeCard, its officer and the Company's directors again moved to dismiss the lawsuit.

         A suit by Peter Halmos, as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc., individually and James L. Binder as custodian for Elizabeth Binder; Edward Dubois; Sheila Ann Dubois, as personal representative of the Estate of Winifred Dubois; G. Neal Goolsby, John E. Masters, individually and as custodian for Gregory Halmos and Nicholas Halmos; and J.B. McKinney on behalf of themselves and all others similarly situated against SafeCard, one of its officers, one of its former officers and three of the Company's directors in the United States District Court for the Southern District of Florida in December 1994. This litigation involves claims by a putative class of sellers of SafeCard stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in SafeCard's investor relations program. The complaint also includes individual claims made by Peter Halmos in connection with the sale of stock by the two trusts controlled by him. SafeCard and the individual defendants filed a motion to dismiss. On April 27, 1995, the plaintiffs filed a purported first amendment to class action complaint. The first amendment added two additional putative classes of plaintiff allegedly represented by James B. Chambers, individually and on behalf of all persons buying shares of SafeCard's stock from December 14, 1994 through the present and all shareholders holding stock in the Company as of April 27, 1995. The putative class claims are for alleged violations of the federal securities law, for alleged breach of fiduciary duty and alleged negligence in connection with certain matters voted on at the Annual Meeting held on April 27, 1995. The first amendment includes individual claims by Peter Halmos for the same alleged violations. SafeCard and the individual defendants have filed a motion to strike.

         A suit by LifeFax, Inc. and Continuity Marketing Corporation, companies affiliated with Peter Halmos, in the State Circuit Court in West Palm Beach, Florida in April 1995 against the Company, Family Protection Network, Inc., SafeCard, one of the Company's directors and the Company's Chief Executive Officer purporting to state various statutory and tort claims. The claims principally relate to the allegation by these companies that SafeCard's Early Warning Service and Family Protection Network were conceived and commercialized by, among others, Peter Halmos and have been improperly copied. On April 21, 1995, the Company and individual defendants filed a motion to dismiss.

         The Company believes that it has proper and meritorious defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of the Peter Halmos-related litigation could have a material impact (either favorable or unfavorable depending on the outcome) upon the Company's operations, liquidity and financial condition.


9.   SUBSEQUENT EVENTS

         On April 10, 1995, the Company launched the Family Protection Network, a child registration and missing child search service. The Company announced that it expects to spend approximately $18,000,000 in the second quarter of 1995 to launch this new business venture.

         On May 5, 1995, the Company announced the signing of a definitive purchase agreement to acquire a 350,000 square foot building and related property in Jacksonville, Florida for approximately $39,000,000. The purchase is expected to be completed in early 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Ideon Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Ideon Group, Inc. (formerly SafeCard Services, Incorporated) as of March 31, 1995, and the related consolidated statements of income and of cash flows for the three month period then ended, appearing in the Company's Form 10-Q for the quarter ended March 31, 1995. We also have reviewed the consolidated statements of income and of cash flows for the three months ended January 31, 1994 appearing in the Company's Form 10-Q for the quarter ended March 31, 1995. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet of SafeCard Services, Incorporated as of October 31, 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated December 5, 1994, except for Note 1, as to which the date is March 24, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of October 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE LLP
Tampa, Florida
May 5, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     References herein to the first quarter 1995 refer to the three months ended March 31, 1995. References herein to the first quarter 1994 refer to the three months ended January 31, 1994. Management does not believe that preparation of financial statements for the three months ended March 31, 1994 would result in any more comparable information and, therefore, the additional costs which would have been incurred to prepare such financial statements would not be justified.

     On April 27, 1995, SafeCard's stockholders approved a plan of reorganization whereby SafeCard became a wholly-owned subsidiary of Ideon Group, Inc., a newly formed Delaware corporation. All shares of SafeCard common stock were converted into shares of Ideon common stock. As a result of the reorganization, Ideon is a holding company with current business units as follows: SafeCard Services, Inc.; Wright Express Corporation; National Leisure Group, Inc.; Ideon Marketing and Services Company; and Family Protection Network, Inc.


RESULTS OF OPERATIONS

                                               Three Months Ended
                                            March 31,      January 31,
                                              1995            1994
                                              ----            ----

Membership and subscription revenue, net   $43,597,000    $38,828,000

     Membership and subscription revenue represents the amortization of advance payments received from subscribers to SafeCard credit card enhancement continuity services such as its Hot-Line credit card loss notification service. Membership and subscription revenue, net increased $4,769,000 (12.3%) in the first quarter 1995 compared to the first quarter 1994. The increase was primarily  due to an  increase  in  the  number  of  subscribers  to  SafeCard's
Hot-Line, Fee Card and CreditLine services. In addition, a price increase for certain Hot-Line subscriptions which began in 1993 contributed slightly to the increase in revenues. Membership and subscription revenue are reported net of an allowance for cancellations. Billings for subscriptions are deferred and amortized to revenue over the related subscription periods, generally one or three years.

     Renewal rates for single year Hot-Line subscriptions were 76% and 75% for 1995 and 1994, respectively. Renewal rates for multi-year Hot-Line subscriptions (primarily three year subscriptions) were 47% for 1995 and 50% for 1994. Renewal rates for Fee Card subscriptions (primarily marketed as single year subscriptions) were 82% and 81% for 1995 and 1994, respectively. The decline in renewal rates for multi-year Hot-Line subscriptions is primarily due to increasing involuntary cancellations by card issuer clients (see description of involuntary cancellations below) and the price change previously discussed.

     Renewal rates are computed by comparing the number of paid subscribers at the end of the period for each subscriber campaign pool in existence at the beginning of the period to the number of paid subscribers at the beginning of the period. SafeCard monitors renewal rates by product by client on a monthly basis. Renewal rates of subscribers are affected by a variety of factors including the number and mix of subscribers renewing, economic factors, changes in the credit card industry and other factors which may be beyond SafeCard's control.

     The following table details subscriber activity for the three months ended March 31, 1995 and January 31, 1994 for the credit card enhancement continuity services:

             Beginning           New                                 Ending
            Subscribers      Subscribers       Cancellations       Subscribers
            -----------      -----------       -------------       -----------
 1995       13,046,000        1,053,000         (1,075,000)        13,024,000
 1994       12,043,000        1,130,000           (944,000)        12,229,000

     New subscribers represent fee-paying subscribers obtained through various marketing channels. Free trial subscriptions which are offered periodically as a marketing technique are excluded from subscriber activity. Cancellations consist of both voluntary and involuntary membership losses. Voluntary cancellations result from members electing to discontinue their subscriptions. Involuntary cancellations result from the closure of card accounts or other events beyond SafeCard's control.

     Credit card issuers from time to time may adopt changes in business strategy which may affect SafeCard. For example, certain card issuer clients have changed the marketing emphasis from multi-year to single year subscriptions. In addition, at any given point in time, SafeCard is in contractual discussions with various current and potential card issuer clients regarding the state of its relationship, the extent of new marketing, new product offerings and other matters. On May 5, 1995, SafeCard announced that it had been notified by Texaco Refining & Marketing, Inc. that on or after August 1, 1995, Texaco would contract with another supplier to provide marketing and credit card registration services in connection with new offerings of the Texaco Star Card. SafeCard will continue to service some existing Texaco card registration customers after August 1 and will continue to provide several other credit card enhancement services to Texaco. This change is not expected to have material impact on the Company's revenues or earnings in 1995.

     While changes in marketing emphasis and the extent of new marketing by credit card issuers affects the number of potential subscribers, to date the Company has not noted any material impact on earnings as a result of such changes in business strategy. However, future adverse changes in business strategy by credit card issuers could have a material impact on the Company's revenues and earnings.

     Membership and subscription revenues are dependent on a variety of factors including subscription fees, net response rates (gross enrollments less cancellations), marketing costs and renewal rates. These factors are affected by economic conditions, interest rates, the number of credit cards in use, demographic trends, consumers' propensity to buy, the degree of market penetration and the effectiveness of subscriber acquisition concepts, copy and marketing strategies.

     Since late 1994, SafeCard has transitioned its marketing efforts to more targeted marketing using redesigned marketing materials which focus on enhanced value for subscribers. In addition, SafeCard is increasing and enhancing its communications with its subscribers in an effort to increase renewal rates. Expenditures for new marketing programs were reduced during this transition while new marketing concepts, product offerings and marketing materials were developed and tested. By the end of the first quarter 1995, expenditures for marketing programs have been increasing as this transition is being completed.

     During the past year, the Company began placing greater emphasis on the development of additional products and services. The viability of products and services under development is not assured. While the Company believes that modest growth in Hot-Line subscription revenues through credit card issuers may be achievable in the future, the Company anticipates that the successful development of new products and services, new channels of distribution and the development of new areas of business will become increasingly important to the future growth in revenue and operating income.


                                                    Three Months Ended
                                                 March 31,      January 31,
                                                   1995            1994
                                                   ----            ----

Card acquisition and services revenue           $4,910,000     $    -

     Card acquisition and services revenue represents revenues derived from the operations of Wright Express, which was acquired in September 1994. These revenues are principally in the form of transaction fees deducted from amounts remitted to retail fueling merchants and annual fees charged to fleet customers. Wright Express provides transaction and information processing services to oil companies and commercial transportation fleets primarily through a national credit card network program. The Wright Express Universal Fleet Card is accepted at approximately 90,000 fueling locations in the United States and is used by fleets covering half a million vehicles.


                                                    Three Months Ended
                                                 March 31,      January 31,
                                                   1995            1994
                                                   ----            ----

Consumer marketing revenue                      $8,173,000     $2,563,000

     Consumer marketing revenue represents revenues derived from SafeCard's discount travel service and date reminder service (including the sale of calendars and appointment books) and from the operations of National Leisure Group, which was acquired during the quarter. Consumer marketing revenue increased $5,610,000 (219%) in the first quarter 1995 compared to the first quarter 1994. National Leisure Group contributed revenues during the quarter of $5,625,000.

     The net assets of National Leisure Group were purchased effective January 1, 1995 for $15,048,000 in cash and $1,400,000 in Company common stock issuable on the third anniversary of the acquisition. Additional common shares worth $2,800,000 are payable on the first and second anniversary of the acquisition if certain earnings hurdles are achieved. The acquisition was accounted for under the purchase method and $17,954,000 of excess of cost over fair value of net assets acquired (goodwill) is being amortized over 25 years (see Note 3 of Notes to Consolidated Financial Statements).

     National Leisure Group provides vacation travel packages through credit card issuers, retailers and wholesale clubs in the United States. Revenues represent commissions earned as the booking agent for vacation travel providers such as cruise lines. National Leisure Group's revenues have historically come primarily from retail outlets in the New England area and are highly seasonal in nature with the majority of sales in the winter months (first and fourth quarter).


                                                    Three Months Ended
                                                 March 31,      January 31,
                                                   1995            1994
                                                   ----            ----

Interest income                                 $1,885,000     $2,001,000

     Interest income decreased $116,000 (5.8%) in the first quarter 1995 as compared to the first quarter 1994. Interest income is primarily derived from earnings on the Company's municipal bonds and U.S. Treasury securities portfolio, as well as earnings on cash invested in money market funds. The decrease in interest income is due to lower levels of investment holdings during the period as the Company redeployed its investment resources into operating assets. The impact of the decrease in investment holdings was partially offset by the repositioning of a significant portion of the municipal bond portfolio into higher yielding short-term taxable securities.


                                                     Three Months Ended
                                                 March 31,      January 31,
                                                   1995            1994
                                                   ----            ----

Other income                                   $1,163,000       $302,000

     Other income increased by $861,000 (285%) from first quarter 1994 to first quarter 1995 principally due to realized gains on sales of securities available for sale of $952,000 during the first quarter 1995 compared to securities gains of $209,000 in the first quarter 1994. The sales were part of the Company's previously announced plans to shorten the portfolio's overall maturity and increase its investments in taxable securities. The Company evaluates its
investment   strategy  on  a  regular  basis.


                                                    Three Months Ended
                                                 March 31,      January 31,
                                                   1995             1994
                                                   ----             ----

Subscriber acquisition costs and
  related commissions                          $26,926,000     $23,552,000

     Subscriber acquisition costs and related commissions increased $3,374,000 (14.3%) in first quarter 1995 compared to the first quarter 1994. This increase was primarily the result of the change in the amortization periods for subscriber acquisition costs during the transition period ended December 31, 1994 (see Note 5 of Notes to Consolidated Financial Statements) and was partially offset by reduced marketing expenditures during late 1994. As previously discussed, expenditures on new marketing programs were reduced during this period as SafeCard transitioned to more targeted marketing using redesigned marketing materials. The relationship of these costs to membership and subscription revenues is dependent on a variety of factors including subscription fees, net response rates (gross enrollments less cancellations), marketing costs and renewal rates. These factors are affected by economic conditions, interest rates, the number of credit cards in use, demographic trends, consumers' propensity to buy, the degree of market penetration and the effectiveness of subscriber acquisition concepts, copy and marketing strategies.


                                                    Three Months Ended
                                                 March 31,      January 31,
                                                   1995            1994
                                                   ----            ----

Other costs of revenue                          $6,017,000     $1,885,000

     Other costs of revenue represent the direct costs incurred to generate card acquisition and services revenue and consumer marketing revenue. Other costs of revenue increased $4,132,000 (219%) from the first quarter 1994 to the first quarter 1995. Of the increase, $3,977,000 related to the operations of Wright Express and National Leisure Group. The remaining increase was the result of slightly higher costs to provide date reminder and discount travel services.


                                                    Three Months Ended
                                                 March 31,      January 31,
                                                   1995            1994
                                                   ----            ----

Research and product development costs         $9,086,000      $     -

     As described under "Membership and subscription revenue, net" and in the SafeCard's 1994 Form 10-K, the Company is placing greater emphasis on the development of new products and services and the development of new areas of business. While the development of new products and services and the development of new areas of business have not contributed significantly to revenues in the first three months of 1995, the Company has incurred certain direct expenses in developing these new products and areas of business.

     The Company's new product and business development, as well as future acquisitions, is concentrated in the following market segments: security and convenience; travel, leisure and the arts; and financial planning and management. The Company continues to seek additional acquisition candidates which operate within these market segments to complement the Company's long-term strategy. The Company also hopes to expand its credit card marketing and services business by partnering with other national brands. However, there is no assurance as to the success of such ventures.

     The Company launched two new business ventures in March 1995. The expanded PGA TOUR Partners program was launched with the Company assuming management of the program. The Company expects to incur expenses of approximately $20-25 million in the second and third quarters of 1995 in connection with the launch. The Company also began test marketing its Collections of the Vatican Museums in late March 1995. In addition, in April 1995 the Company announced the launch  of  a  child  registration  and  missing  child  search  service  by its subsidiary, Family Protection Network, Inc. Family Protection Network is expected to incur expenses of approximately $18 million during the second quarter of 1995 in connection with the launch. The above mentioned product launches did not contribute to revenues during the first quarter 1995. The Company expects to begin generating revenues from these ventures in subsequent quarters of 1995. The costs incurred in the first quarter 1995 related to these new business ventures has been included in the "Research and product development costs" caption of the consolidated statement of income.

     The  success of these new  business  ventures or any future  marketing  and services  opportunities  is not assured.  While the Company  performs  extensive market research, consumer response to new products and services cannot be predicted with complete accuracy. In addition, competition is significant in the co-branded industry and while no significant competition currently exists for the "Registration and Search" service offered by Family Protection Network, competition could develop. Results of operations or operating cash flows of the Company, in particular in future quarterly or annual periods, could be materially impacted by the consumer response to these new products. Management is currently unable to derive a meaningful estiamte of the amount or range of any potential loss in any particular period should consumer acceptance be materially lower than projected through market research.


PGA TOUR Partners Program

  The PGA TOUR Partners program mentioned above represents the first of what the Company hopes will be multiple partnerships with national brands. The Company has a multi-year licensing, marketing and servicing agreement with the PGA TOUR whereby it will manage and expand the existing PGA TOUR Partners program. As part of the program, the Company, in conjunction with the PGA TOUR, offers access to PGA TOUR events, special members only tournament play, golf clinics instructed by PGA TOUR players and other services. In addition, the Company offers a co-branded PGA TOUR Partners credit card issued through SunTrust BankCard, N.A. The Company is responsible for card acquisition and customer servicing while SunTrust will fund the card receivables.


Collections of the Vatican Museums

     This program offers to consumers products that are recreated from and inspired by historic works from the thirteen Vatican Museums. The Company recently test marketed products through direct response advertisements in print media. The Company expects to test market a Collections of the Vatican Museums catalogue later this year. While the print media marketing program did not achieve significant results, the Company believes a catalogue marketing program will be more successful. The future development of this program into a new business or product line will be evaluated based on the results of catalogue test marketing.


Family Protection Network

     Family Protection Network was developed to provide a child registration and missing child search service using more than 1,000 independent professionals nationwide and applying modern computer information storage and retrieval with investigative and crisis management resources. Family Protection Network intends to supplement and complement law enforcement, volunteer and non-profit organization efforts for child registration and searches.

     Revenues will initially come from two sources. The "Registration" service maintains pertinent information about the child in Family Protection Network's nationwide database for an annual membership fee. This information is immediately available to police and volunteer agencies if the child is missing or abducted.

     The "Registration and Search" service augments the registration service with a search component. Family Protection Network can assign private investigators to investigate immediately if a member family's child becomes missing and keep working until the child is found. This service is also provided for an annual membership fee.


                                                    Three Months Ended
                                                 March 31,      January 31,
                                                   1995            1994
                                                   ----            ----

Service costs and other operating expenses     $8,409,000      $4,713,000

     Service costs and other operating expenses increased $3,696,000 (78.4%) in the first quarter 1995 compared to the first quarter 1994. Of the increase, $3,354,000 related to the operations of Wright Express and National Leisure Group. The remaining increase was principally the result of the expansion of the Cheyenne, Wyoming operations center, which resulted in higher occupancy costs, and the expansion of SafeCard's sales and marketing departments.


                                                    Three Months Ended
                                                 March 31,      January 31,
                                                   1995            1994
                                                   ----            ----

General and administrative expenses             $8,861,000     $4,391,000

     General and administrative expenses increased $4,470,000 (102%) from the first quarter 1994 to the first quarter 1995. The operations of Wright Express and National Leisure Group accounted for $875,000 of the increase, including $373,000 of goodwill amortization relating to these acquisitions. The remaining increase is attributable to a $2,679,000 increase in salaries and benefits, a $1,398,000 increase in corporate operating expenses and a $656,000 increase in outside services. These increases were primarily the result of the Company's investment in the infrastructure necessary to support planned future growth. These increases were partially offset by a $1,138,000 decrease in litigation and other legal expenses.

    The Company incurred approximately $1,460,000 of litigation and other legal expenses during the first quarter 1995, compared to $2,598,000 in the first quarter 1994. Litigation expenses anticipated in future periods cannot be quantified. By their very nature, such expenses are dependent on a number of factors beyond the Company's control (see Note 8 of Notes to Consolidated Financial Statements and Item 1. "Legal Proceedings" under Part II "Other Information").


                                                    Three Months Ended
                                                 March 31,      January 31,
                                                   1995            1994
                                                   ----            ----

Provision for income taxes                      $128,000        $2,709,000

     For interim reporting purposes, the Company provides income taxes based upon an estimated effective income tax rate for the tax year containing the interim reporting period. For information regarding the Company's effective income tax rate and deferred income tax assets and liabilities, see Note 6 of Notes to Consolidated Financial Statements.

     Effective November 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting For Income Taxes." The adoption of FAS 109 required a change from the deferred method to the liability method of accounting for income taxes. The impact of the adoption of FAS 109 had a cumulative positive effect on the Company's reported earnings of $2,000,000 in the first quarter 1994. This positive impact was primarily the result of deferred income taxes being provided in prior periods at tax rates higher than those currently in effect.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     Cash used in operating activities was $2,874,000 in 1995 compared to $14,918,000 provided by operating activities in 1994. The decrease in cash flow from operations is principally the result of a $33,048,000 increase in cash paid to suppliers and employees, which includes cash expenditures for research and product development. The increase in cash paid to suppliers and employees was offset by a $14,015,000 increase in cash received from subscribers and customers and a $1,688,000 increase in income tax refunds received, net of payments.

     Of the $33,048,000 million increase in cash paid to suppliers and employees, approximately $13,500,000 was expended for research and product development and approximately $5,500,000 was expended for card acquisition and services costs which are reimbursable by SunTrust BankCard, N.A. if certain conditions are met. In addition, approximately $9,200,000 was expended for the operations of Wright Express and National Leisure Group. Neither of these business units were included in the consolidated results of operations for the first quarter 1994. The remaining increase in cash paid to suppliers and employees is primarily the result of the continued emphasis by the Company on the development and launching of new businesses, products and services which requires a larger infrastructure necessary to support the planned growth of the Company.

     In addition to the increase in cash paid for the development and launching of new businesses, products and services, expenditures for subscriber acquisition costs increased $4,350,000 in the first quarter 1995 as compared to the first quarter 1994. The increase in expenditures includes the costs of a program which was recently initiated to enhance renewal rates. The volume and type of subscriber acquisition expenditures, as well as enrollments, fluctuate periodically and such fluctuations are not unusual. Due to timing differences between periods, there may not always be a direct correlation between subscriber acquisition expenditures and new enrollments in a particular period. In addition, historical response rates may not be an indication of future response rates.

     A postal rate increase became effective in January 1995. Since postage represents the largest component of direct mail costs, this rate increase has a direct impact on the Company by increasing subscriber acquisition costs. During the first quarter 1995, deferred subscriber acquisition costs increased by approximately $500,000 for additional expenditures for postage as a result of the rate increase. The Company is working with its card issuer clients to better target its direct mailings, is considering changes in its mix of direct mailings and is taking other steps to reduce the impact of the postal rate increase.

     Offsetting the increase in expenditures for subscriber acquisition costs was a $4,396,000 decrease in commissions paid to credit card issuers. The decrease in commissions paid was related to the decrease in net billings for credit card enhancement continuity services as discussed below.

     Of the $14,015,000 increase in cash received from subscribers and customers, the operations of Wright Express and National Leisure Group generated approximately $9,100,000. The remaining increase is due to a decrease in accounts receivable for credit card enhancement continuity services. Net billings for credit card enhancement continuity services were $46,550,000 in the first quarter 1995 compared to $57,368,000 in the first quarter 1994. This decrease in net billings in the first quarter 1995 compared to the first quarter 1994 was primarily due to the timing of merchandise billings.


Investing Activities

     Cash provided by investing activities was $36,753,000 in the first quarter 1995 compared to $3,594,000 used in investing activities in the first quarter 1994. Proceeds from sales and maturities of investment securities, net of securities purchased increased $63,690,000 in the first quarter 1995 as compared to the first quarter 1994. As previously discussed, the Company actively repositioned its investment portfolio in order to shorten the overall maturity of the portfolio and to take advantage of higher yielding short term taxable securities. In addition, the Company continued to redeploy its investment resources into operating assets. The Company paid $12,977,000 (net of cash acquired) to acquire the net assets of National Leisure Group (see Note 3 of Notes to Consolidated Financial Statements).

     The Company also expended $10,366,000 more for capital assets in the first quarter 1995 than in the first quarter 1994, principally due to information technology enhancements and the Company's expansion and renovation of its operations center in Cheyenne, Wyoming. The renovations were essentially complete as of March 31, 1995.


Financing Activities

     Cash flow provided by financing activities was $856,000 in the first quarter 1995 compared to $1,109,000 used in financing activities in first quarter 1994. The increase in cash flow provided by financing activities was largely due to $2,246,000 of net borrowings on Wright Express' revolving credit facility. The borrowings are a part of Wright Express' working capital management structure and are required periodically to fund its accounts receivable. The increase in cash flow provided by financing activities was offset by a $240,000 increase in dividends paid, which was solely due to an increase in the number of common shares outstanding during 1995 as compared to 1994, and a $524,000 decrease in proceeds from the exercise of stock options. Cash used in financing activities in the first quarter 1994 also included $483,000 used to repurchase approximately 37,000 shares of the Company's common stock. The Company has discontinued its stock repurchase program and, accordingly, there were no stock repurchases during the first quarter 1995.


Liquidity

     Historically, the Company has generated the cash needed to finance its operations and growth from its operations. The Company's primary liquidity requirements are to fund membership and subscriber acquisition marketing programs, support the development of new products and services and fund acquisitions. In addition, Wright Express requires resources to fund receivable balances on its fleet credit cards. Management does not foresee any material changes in funding needs or uses over the long term except as set forth in the following paragraphs.

     In March 1995 the Company launched its expanded PGA TOUR Partners program. The Company expects to incur expenses of approximately $20-25 million in the second and third quarters of 1995 to fund the launch. Management expects to fund these costs from its cash and investment balances.

     On April 10, 1995, Family Protection Network launched its child registration and search service and announced that it expects to spend approximately $18 million in the second quarter of 1995 to fund the launch. Management expects to fund these costs from its cash and investment balances.

     On May 5, 1995, the Company announced the signing of a definitive purchase agreement to acquire a 350,000 square foot building and related property for approximately $39 million. As part of the agreement, the Company paid $3.9 million into an escrow account pending the completion of the purchase in early 1996. Management has not determined whether the purchase will be funded through internal cash and investments or through borrowings.

    The amount of the expected costs or commitments to develop new businesses, products and services in future periods other than those discussed above are not quantifiable. In addition, legal and litigation expenses to be incurred in future periods cannot be quantified. Such amounts could be material to liquidity or results of operations. The Company believes that its cash flow from operations and the Company's cash and investment balances (which totaled $143,384,000, of which $11,068,000 was restricted, as of March 31, 1995) are adequate to meet the Company's current and long term liquidity needs.

                       PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is defending or prosecuting six complex lawsuits against Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard, and parties related to him. These lawsuits are described in Note 8 of Notes to Consolidated Financial Statements under Part I. "Financial Information." The Company believes that it has proper and meritorious defenses in these lawsuits which it intends to pursue vigorously. Peter Halmos is also a plaintiff in two other lawsuits, one against an officer and one against a director of the Company, in which the Company is not named as a defendant.

         The Company is involved in certain other claims and litigation which are not considered material to the operations of the Company.


ITEM 2.  CHANGES IN SECURITIES

         On April 27, 1995, the stockholders of SafeCard approved a plan of reorganization pursuant to which (i) SafeCard became a wholly-owned subsidiary of Ideon; (ii) the shares of common stock, $.01 par value, of SafeCard were automatically converted into an equal number of shares of common stock, $.01 par value, of Ideon; and (iii) outstanding options and other rights to purchase shares of SafeCard common stock were converted into options or other rights to purchase the same number of shares of the Ideon common stock at the same exercise price and subject to the same conditions. In addition, the stockholders approved the proposed capital structure of Ideon to include 90 million shares of Ideon common stock and 10 million shares of Ideon preferred stock with such designations, rights, preferences and limitations as determined by the Board of Directors at the time of issuance.

         Stockholders of SafeCard, whose rights had been governed by SafeCard's Certificate of Incorporation and By-laws, upon consummation of the reorganization, became stockholders of Ideon whose rights are now governed by the Amended and Restated Certificate of Incorporation and By-laws of Ideon. The only material differences between the rights of a SafeCard stockholder under the SafeCard Certificate of Incorporation and By-laws, on the one hand, and the rights of an Ideon stockholder under the Ideon Certificate of Incorporation and By-laws on the other hand are as follows: (i) the Ideon Certificate of Incorporation authorizes the issuance of a total of 90 million shares of common stock compared to a total of 35 million shares authorized under the SafeCard Certificate of Incorporation; (ii) the Ideon Certificate of Incorporation authorizes the issuance of a total of 10 million shares of preferred stock whereas preferred stock was not authorized under the SafeCard Certificate of Incorporation; (iii) a quorum at a meeting of stockholders was changed from fifty-one percent or more to a simple majority of the stock issued and outstanding entitled to vote thereat, present in person or represented, by proxy; and (iv) the notice provisions regarding meetings of stockholders under the Ideon Certificate of Incorporation were revised to conform to Delaware law.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10(a)    Director's Deferral Plan
                  11(a)    Computation of Primary Earnings Per Share
                  11(b)    Computation of Fully Diluted Earnings Per Share
                  15       Letter re: Unaudited Interim Financial Information
                  27       Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IDEON GROUP, INC.
                                             -----------------
                                               (Registrant)




Date: May  12, 1995                          /s/ Paul G. Kahn
                                             -------------------------
                                             Paul G. Kahn
                                             Chairman of the Board and
                                              Chief Executive Officer



Date: May  12, 1995                          /s/ G. Thomas Frankland
                                             -------------------------
                                             G. Thomas Frankland
                                             Vice Chairman and
                                              Chief Financial Officer