Form 10-Q
period 1995-06-30
IDEON GROUP INC
filed 1995-08-14
CIK 943097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                           Commission File No. 1-11465
                                               -------


                                IDEON GROUP, INC.
                                -----------------
             (Exact Name of Registrant as Specified in its Charter)


      Delaware                                    59-3293212
      --------                                    ----------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
 Incorporation or Organization)


7596 Centurion Parkway, Jacksonville, Florida                              32256
- ---------------------------------------------                              -----
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:               (904) 218-1800
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


                                    Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock, $.01 Par Value
- ----------------------------
Outstanding at August 11, 1995                                 28,496,132 Shares


                            Total Number of Pages 110

                                IDEON GROUP, INC.

                               Index to Form 10-Q
                  For the Quarterly Period Ended June 30, 1995


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 1995 and
               October 31, 1994                                                3
           Consolidated Statement of Operations for the Three and Six
               Months Ended June 30, 1995 and April 30, 1994                   4
           Consolidated Statement of Cash Flows for the Six Months
               Ended June 30, 1995 and April 30, 1994                          5
           Notes to Consolidated Financial Statements                       6-16
           Report of Independent Accountants                                  17

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   18-33


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  34
Item 2.    None
Item 3.    None
Item 4.    Submission of Matters to a Vote of Security Holders             34-36
Item 5.    None
Item 6.    Exhibits and Reports on Form 8-K                                37-38


SIGNATURES                                                                    39



                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheet
(in thousands, except share data)
                                                                         June 30,               October 31,
                                                                           1995                    1994
                                                                         --------               -----------
Assets                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                      $       29,191          $       17,921
   Securities available for sale maturing within one year                 47,370                  39,249
   Receivables, net                                                       53,903                  42,449
   Income taxes receivable                                                   621                   2,114
   Deferred subscriber acquisition costs and
     related commissions amortizing within one year                      104,493                  83,449
   Deferred income tax asset                                              36,526                   8,540
   Other current assets                                                    2,852                     799
                                                                  --------------          --------------
     Total current assets                                                274,956                 194,521

Securities available for sale maturing after one year                     21,331                 127,363
Deferred subscriber acquisition costs and
  related commissions amortizing after one year                           25,180                 111,948
Property and equipment, net                                               35,038                  16,410
Excess of cost over fair value of net assets acquired                     45,566                  28,739
Other assets                                                               1,955                   1,392
                                                                  --------------          --------------
     Total assets                                                 $      404,026          $      480,373
                                                                  ==============          ==============
Liabilities
Current liabilities:
   Notes payable to bank                                          $       16,947          $       11,793
   Accounts payable                                                       32,072                  30,833
   Accrued expenses                                                       41,539                  24,654
   Product abandonment and related liabilities                            25,587
   Subscribers' advance payments amortizing
     within one year                                                     116,451                 106,563
   Allowance for cancellations                                             6,076                   7,656
                                                                  --------------          --------------
     Total current liabilities                                           238,672                 181,499

Subscriber advance payments amortizing after one year                     46,539                  51,991
Deferred income tax liability                                              5,119                  29,291
                                                                  --------------          --------------
     Total liabilities                                                   290,330                 262,781
                                                                  --------------          --------------
Stockholders' Equity
Preferred stock--authorized 10,000,000 shares ($.01 par
  value); no shares issued or outstanding
Common stock--authorized  90,000,000 shares ($.01 par value);
  34,946,000 shares issued  (34,946,000  at  October  31,  1994);
  28,496,132  shares  outstanding (28,933,599 at
  October 31, 1994)                                                          349                     349
Additional paid-in capital                                                41,088                  41,058
Retained earnings                                                        124,802                 225,459
Unrealized gain (loss) on securities available for sale                      450                    (607)
                                                                  --------------          --------------
                                                                         166,689                 266,259
Less cost of 6,449,868 common shares in treasury
 (6,012,401 shares at October 31, 1994)                                  (52,993)                (48,667)
                                                                  --------------          --------------
     Total stockholders' equity                                          113,696                 217,592
                                                                  --------------          --------------
     Total liabilities and stockholders' equity                   $      404,026          $      480,373
                                                                  ==============          ==============


 The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statement of Operations

(in thousands, except share data)

                                                                         Three Months Ended                     Six Months Ended
                                                                         ------------------                     ----------------
                                                                       June 30,         April 30,       June 30,           April 30,
                                                                         1995              1994           1995                1994
                                                                       --------         ---------       --------           ---------
                                                                              (unaudited)                        (unaudited)

Revenues
   Membership and subscription revenue, net                     $      44,106     $      39,791    $      87,703     $      78,619
   Card acquisition and services revenue                                5,791                             10,701
   Consumer marketing revenue                                           6,049             2,764           14,222             5,327
   Gain from litigation settlements                                                       4,257                              4,257
   Interest income                                                      1,703             2,051            3,588             4,052
   Other income                                                            83               449            1,246               752
                                                                -------------        ----------     ------------          --------
                                                                       57,732            49,312          117,460            93,007
                                                                -------------        ----------     ------------          --------
Costs and expenses
   Subscriber acquisition costs and
    related commissions                                                27,601            24,030           54,527            47,583
   Other costs of revenue                                               5,416             1,955           11,433             3,840
   Research and product development costs                               3,088                              5,104
   Service costs and other operating expenses                           9,434             5,669           17,843            10,382
   General and administrative expenses                                 11,983             4,498           19,853             8,889
   Costs related to products abandoned
     and restructuring                                                 73,091             7,900           81,152             7,900
                                                                -------------        ----------     ------------          --------
                                                                      130,613            44,052          189,912            78,594
                                                                -------------        ----------     ------------          --------
Income (loss) before provision for income taxes                       (72,881)            5,260          (72,452)           14,413

Provision for (benefit from) income taxes                             (26,211)            1,456          (26,083)            4,165
                                                                -------------        ----------     ------------          --------
Income (loss) before cumulative effect of change
 in accounting for income taxes                                       (46,670)            3,804          (46,369)           10,248

Cumulative effect of change in accounting
 for income taxes                                                                                                            2,000
                                                                -------------        ----------     ------------          --------
Net income (loss)                                               $     (46,670)       $    3,804     $    (46,369)         $ 12,248
                                                                =============        ==========     ============          ========

Earnings per share:

Income (loss) before cumulative effect of
 accounting change                                              $       (1.62)      $       .14     $      (1.60)         $    .38
   Cumulative effect of accounting change                                                                                      .07
                                                                -------------        ----------     ------------          --------
Net income (loss) per common share                              $       (1.62)      $       .14     $      (1.60)         $    .45
                                                                =============        ==========     ============          ========

Weighted average common and
 common equivalent shares                                              28,860            27,761           28,900            27,472



The accompanying notes are an integral part of these consolidated financial statements.




Consolidated Statement of Cash Flows
(in thousands)

                                                                                 Six Months Ended
                                                                                 ----------------
                                                                         June 30,                 April 30,
                                                                           1995                       1994
                                                                         --------                 ---------
                                                                                    (unaudited)

Cash Flows From Operating Activities
   Cash received from subscribers/customers                       $      112,461          $       95,654
   Cash paid to suppliers and employees                                 (157,891)                (81,199)
   Gain from litigation settlements                                                                4,257
   Interest received                                                       4,075                   7,021
   Income tax refunds (payments), net                                      1,500                  (1,692)
                                                                 ---------------           -------------

   Net cash (used in) provided by operating activities                   (39,855)                 24,041
                                                                 ---------------           -------------

Cash Flows From Investing Activities
   Purchases of investments                                              (31,943)                (57,979)
   Proceeds from sales of investments                                    113,832                  45,413
   Proceeds from maturing investments                                      9,591                   5,370
   Cost of acquisitions, net of cash acquired                            (12,977)
   Acquisitions of property and equipment, net                           (16,445)                 (1,259)
                                                                 ---------------           -------------

   Net cash provided by (used in) investing activities                    62,058                  (8,455)
                                                                 ---------------           -------------

Cash Flows From Financing Activities
   Net borrowings on notes payable to bank                                 4,864
   Proceeds from exercise of stock options                                   280                   3,908
   Dividends paid                                                         (2,895)                 (2,426)
   Payments for  purchase of treasury shares                              (4,576)                   (483)
                                                                 ---------------           -------------

   Net cash (used in) provided by  financing activities                   (2,327)                    999
                                                                 ---------------           -------------

Net increase in cash and cash equivalents                                 19,876                  16,585
Cash and cash equivalents at beginning of period                           9,315                   3,335
                                                                 ---------------           -------------

Cash and cash equivalents at end of period                       $        29,191           $      19,920
                                                                 ===============           =============











The accompanying notes are an integral part of these consolidated financial statements.



Notes To Consolidated Financial Statements
(Unaudited)


1.   Reorganization

         On April 27, 1995, the stockholders of SafeCard Services, Incorporated ("SafeCard") approved a plan of reorganization whereby SafeCard became a wholly-owned subsidiary of Ideon Group, Inc. ("Ideon" or the "Company"), a newly formed Delaware corporation. All shares of SafeCard common stock were converted into shares of Ideon common stock. Ideon is a holding company with current business units as follows: SafeCard Services, Incorporated, Wright Express Corporation, National Leisure Group, Inc. and Ideon Marketing and Services Company. The operations of an additional business unit, Family Protection Network, Inc., have been discontinued as described below.


2.   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in SafeCard's Annual Report on Form 10-K for the year ended October 31, 1994.

         On February 14, 1995, SafeCard filed a Transition Period Form 10-Q for the two months ended December 31, 1994 in order to effect a change in its year end from October 31 to December 31. Financial statements for the three and six months ended April 30, 1994 (the end of the second quarter under the prior October 31 fiscal year) are presented for comparative purposes. Management does not believe that preparation of financial statements for the three and six months ended June 30, 1994 would result in any more comparable information and, therefore, the additional costs which would have been incurred to prepare such financial statements would not be justified. The previously reported interim period ended April 30, 1994 is comparable to the present interim period as there are no significant seasonal differences among the periods presented which would materially affect comparability. As discussed in Note 6, the Company changed the amortization periods of deferred subscriber acquisition costs on December 31, 1994.

          Prior period financial statements have been reclassified to conform to current presentations.

         Price Waterhouse LLP has performed a review, and not an audit, of the unaudited consolidated financial information of the Company for the three and six month periods ended June 30, 1995 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated July 31, 1995, which is included in this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under Section 11 does not extend to it.


3.   Product Abandonment and Related Liabilities

         Included in costs related to products abandoned and restructuring in the Statement of Operations for the three and six-months ended June 30, 1995 is a special charge of $34,156,000 related to the abandonment of certain new product developmental efforts and the related impairment of certain assets as discussed below. The charge represents accrued liabilities of $25,587,000 and asset impairments of $8,569,000.

         At June 30, 1995, product abandonment and related liabilities included the following components:

         Severance and other employee costs                     $      6,455,000
         Costs to terminate equipment and facilities leases            8,737,000
         Liability for contract impairments                            8,400,000
         Other costs                                                   1,995,000
                                                                ----------------
                                                                $     25,587,000
                                                                ================

     PGA TOUR Partners
         In late March and early April 1995, the Company launched an expanded PGA TOUR Partners program through its Ideon Marketing and Services subsidiary. The program provides various benefits to members including access to PGA TOUR events and a co-branded credit card. Consumer response rates since the launch have been significantly less than management's expectations and it was determined that the product as currently configured was not economically viable. The Company has discontinued marketing this product as configured and is returning to a developmental mode to research and test alternative product offerings.

         In connection with this decision, the Company has recorded a special charge of $17,991,000 for costs associated with the abandonment of the product including employee severance payments ( approximately 130 employees), costs to terminate equipment and facilities leases, costs for contract impairments and write-downs taken for asset impairments.

     Family Protection Network
         In April 1995, Family Protection Network, Inc. launched a nationwide child registration and missing child search program. Consumer response rates from the initial product launch lower than anticipated and the Company has discontinued the operation. As a result, the Company recorded an $8,989,000 charge to cover severance payments (approximately 100 employees), costs to terminate equipment and facilities leases and write-downs taken for asset impairments.

     Corporate Restructuring
         As a result of the discontinuance of these products, the Company is undertaking an overall restructuring of its operations, including a significant reduction of its workforce at its corporate headquarters and at SafeCard. The Company expects to record an additional charge of up to
     $5,000,000 in the third quarter of 1995 in connection with the restructuring. The decision to abandon these products and restructure the Company resulted in the recording of a charge of $7,176,000 in the second quarter of 1995 to cover costs to terminate certain operating leases and write-down certain assets to their estimated net realizable value.

         Management believes that the accruals described above are sufficient to cover the estimated costs associated with the product abandonments. The
     Company anticipates completion of the product abandonments and restructuring by the end of 1995.


4.   Acquisition

         On February 10, 1995, the Company completed its acquisition of substantially all of the assets and liabilities of National Leisure Group, Inc., a provider of vacation travel packages to credit card companies, retailers and wholesale clubs in the United States. The Company paid cash of $15,048,000 and guaranteed the issuance of $1,400,000 of common stock on the third anniversary of the acquisition. Also, up to $2,800,000 of additional common stock is issuable based on the attainment of certain earnings hurdles. The acquisition was effective as of January 1, 1995 and was accounted for under the purchase method. Accordingly, the consolidated results of operations of the Company include the results of operations of National Leisure Group for the three and six month periods ended June 30, 1995.

         As part of the transaction, the Company acquired $5,944,000 of assets, which included $2,395,000 of cash, and assumed liabilities of $7,093,000. The Company recorded $17,954,000 of excess of cost over fair value of net assets acquired. This excess is being amortized on a straight-line basis over 25 years. Amortization expense through June 30, 1995 related to this acquisition was approximately $360,000.

         Revenue from the sale of vacation packages, which is included in the "Consumer marketing revenue" caption in the consolidated statement of income, is recognized at the date when substantially all obligations to the customer have been performed and at least 90 percent of the total booking price has been received.

5.   Investments

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

         During the first quarter of 1995, the Company effected the repositioning of the investment portfolio. Municipal bond securities with maturities later than 1996 were sold and the proceeds were reinvested in short term United States Treasury securities or used to fund the launch of new businesses and the acquisition of National Leisure Group. This repositioning will allow the Company to take advantage of its current tax net operating loss position and provides for greater liquidity. The Company continues to classify the securities portfolio as available for sale.


6.   Subscriber Acquisition Costs

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

         After a general review of the Company's business plans and related accounting practices, the Company's board of directors approved a change in the amortization periods for deferred subscriber acquisition costs. The change was made in response to the Company's plans to incur additional marketing expenditures to enhance renewal rates. Under generally accepted accounting principles, if additional expenditures are incurred to maintain or enhance the renewal stream, the Company would not be allowed to amortize such subscriber acquisition costs over periods greater than the initial subscription period. Accordingly, based on efforts to enhance renewal rates, the Company changed its amortization periods. Prior to December 31, 1994, subscriber acquisition costs were generally amortized up to ten years for single year subscriptions and up to twelve years for multi-year subscriptions. These amortization periods represented the estimated life of the subscriber. During the Transition Period ended December 31, 1994, the amortization periods were shortened to one year and three years for single year and multi-year subscriptions, respectively (initial subscription period without regard for anticipated renewals). The effect of reducing the amortization periods resulted in a one-time, non-cash, pre-tax charge to earnings during the two months ended December 31, 1994 as reported in the Company's Transition Period report on Form 10-Q.

         The change in the amortization periods for deferred subscriber acquisition costs does not affect the amortization of commissions which continue to be amortized over the one to three year subscription period, as appropriate.

         Deferred subscriber acquisition costs and related commissions were as follows:

                                                                        June 30,            October 31,
                                                                          1995                 1994
                                                                        --------            -----------
         Hot-Line                                              $      61,986,000       $     123,775,000
         Fee Card                                                      8,061,000               9,185,000
         Other services                                               15,798,000              18,796,000
                                                               -----------------       -----------------
         Total deferred subscriber acquisition costs                  85,845,000             151,756,000

         Commissions                                                  43,828,000              43,641,000
                                                               -----------------       -----------------

         Total deferred subscriber acquisition
           costs and commissions                               $     129,673,000       $     195,397,000
                                                               =================       =================


7.   Income Taxes

         The Company's effective income tax rate for the three and six months ended June 30, 1995 and April 30, 1994 differs from the applicable statutory rate due to tax-exempt interest received on investments in municipal debt securities and the federal tax benefit of state income taxes. The effective income tax rate for the three and six months ended June 30, 1995 was based on the estimated effective income tax rate for the tax year ending October 31, 1995.

         At June 30, 1995, the Company had a net current deferred tax asset of $36,526,000 and a net noncurrent deferred tax liability of $5,119,000. The deferred tax asset primarily relates to the Company's net operating loss which is expected to be fully utilized through a carryback of net operating losses to recover taxes paid in prior years. Management believes that based on available information, it is more likely than not that the net deferred tax asset will be realized, and accordingly a valuation allowance has not been recorded.

         On November 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 resulted in a cumulative credit to earnings of $2,000,000 for the six months ended April 30, 1994.

8.   Stock Repurchase Plan

         On May 30, 1995, the Company's board of directors reinstated a previously adopted stock repurchase program authorizing the Company to purchase up to an additional 2,500,000 shares of outstanding common stock on the open market. The program which had ended October 31, 1994, authorized the Company to purchase a total of 6,000,000 shares, of which approximately 3,500,000 shares had been previously purchased. As of June 30, 1995, the Company had purchased 469,800 shares for $4,576,000 under the reinstated program.

9.   Supplemental Cash Flow Information

         The reconciliation of net (loss) income to net cash (used in) provided by operating activities, as presented in the consolidated statement of cash flows, is as follows:

                                                                              Six Months Ended
                                                                              ----------------
                                                                      June 30,                April 30,
                                                                        1995                     1994
                                                                      --------                ---------

     Net (loss) income                                          $    (46,369,000)       $     12,248,000
       cash (used in) provided by operating activities:
         Depreciation and amortization                                 3,096,000                 446,000
         Cumulative effect of change in accounting
           for income taxes                                                                   (2,000,000)
         Amortization of investment
            premiums/discounts, net                                      918,000               2,627,000
         Realized gain on sales of securities
            available for sale                                          (983,000)               (602,000)
         Loss on impairment of property
           and equipment                                               4,117,000
         Change in deferred income taxes                             (26,083,000)             (2,135,000)
         Billings to subscribers, net                                 84,284,000             100,444,000
         Amortization of subscribers' advance
            payments to revenue                                      (93,359,000)            (83,946,000)
         Expenditures for subscriber acquisition costs               (33,494,000)            (29,773,000)
         Payment of commissions, net                                 (22,879,000)            (28,621,000)
         Amortization of subscriber acquisition costs                 32,716,000              27,063,000
         Amortization of commissions                                  25,901,000              24,356,000
         (Decrease) increase in allowance
            for cancellations                                         (3,121,000)                784,000
         Changes in assets and liabilities, net of
            effects of business acquisitions:
              Receivables, net                                         6,155,000              (6,026,000)
              Income taxes receivable                                  1,500,000               5,252,000
              Other current assets                                     1,320,000                (204,000)
              Other assets                                              (707,000)               (601,000)
              Accounts payable and accrued expenses                    1,546,000               4,729,000
              Product abandonment and related
                liabilities                                           25,587,000
                                                                ----------------        ----------------
     Net cash (used in) provided by
       operating activities                                     $    (39,855,000)       $     24,041,000
                                                                ================        ================


10.  Commitments and Contingencies

     Legal Matters
         The Company is defending or prosecuting claims in ten complex lawsuits, nine of which involve Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard, and various parties related to him as adversaries. Peter Halmos is also a plaintiff in two other lawsuits, one against a former officer and one against a director of the Company, in which neither SafeCard nor the Company have been named as defendent. The ten cases in which the Company or its subsidiaries is a party are as follows:

         A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for SafeCard) in April 1993 in Cook County Circuit Court in Illinois against SafeCard and one of the Company's directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. SafeCard and the director moved to dismiss this lawsuit. In November 1993, the court granted the motions to dismiss all parts of the complaint, but gave the plaintiffs leave to replead, which they did. Again in March 1994, the court granted the motions to dismiss all of the complaints but permitted the plaintiffs to replead which they did in June 1994. On February 7, 1995, the court dismissed with prejudice Peter Halmos' claims regarding alleged rights to "incentive compensation," stock options or their equivalent, wrongful termination and defamation. Mr. Halmos has stated that he will appeal this ruling. SafeCard has filed an answer to the remaining indemnification claims. Its obligation to file an answer to the claims of Myron Cherry have been stayed pending settlement discussions.

         A suit by Peter Halmos, purportedly in the name of Halmos Trading & Investment Company, seeking monetary damages and specific performance against SafeCard, one of its officers and one of the Company's directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of SafeCard's former Ft. Lauderdale headquarters. SafeCard has vacated the building, ceased making payments related to the Ft. Lauderdale lease and has filed counterclaims. The court has denied motions to dismiss filed by both Peter Halmos and SafeCard. In May 1994, the court dismissed Peter Halmos' amended counterclaim for breach of contract for indemnity and intentional infliction of emotional distress but gave leave to amend. In June 1994 Peter Halmos filed a second amended counterclaim purporting to state claims for intentional infliction of emotional distress, fraud and negligent misrepresentation and declaratory judgment based on alleged breach of contract for indemnity or, in the alternative, promissory estoppel, related to indemnification of legal expenses in this lawsuit. SafeCard's motion to dismiss the second amended counterclaim was denied, and it has filed an answer to the second amended counterclaim. In January 1995, Peter Halmos filed a third amended counterclaim which was identical in all material respects to the second amended counterclaim. On January 17, 1995, SafeCard filed its answer to the third amended counterclaim. Discovery is proceeding. A trial date is expected in early 1996.

         A suit which seeks monetary damages and certain equitable relief filed by SafeCard in August 1993 in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled SafeCard, breached his fiduciary duties to SafeCard, and misappropriated material non-public information to make $48 million in profits on sales of SafeCard stock. In March 1994, Mr. Halmos and related entities filed a counterclaim in which claims were made of conspiracy in restraint of trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of contract for indemnity and intentional infliction of emotional distress. SafeCard's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994. On April 12, 1995, the trial court granted the motion of Mr. Halmos and certain related entities to amend their counterclaims. The amended counterclaims include claims for indemnification for legal expenses incurred in the action and a claim that SafeCard's contract with CreditLine should be rescinded. On April 19, 1995, the trial court granted Mr. Halmos' motion for summary judgment that certain of SafeCard's claims against him were barred by the statute of limitations. SafeCard has filed an appeal, and the Court has entered an order staying all action on both the counterclaims and the Company's claims pending appeal.

         A suit seeking monetary damages by Peter Halmos, purportedly in his name and in the name of CreditLine Corporation and Continuity Marketing Corporation against SafeCard, one of its officers and three of the Company's directors in United States District Court in the Southern District of Florida, in September 1994 purporting to state various tort claims, state and federal antitrust claims and claims of copyright infringement. The claims principally relate to the allegation by Peter Halmos and his companies that SafeCard has taken action to prevent him from being a successful competitor. On December 9, 1994 SafeCard, its officer and the Company's directors moved to dismiss the lawsuit. On March 8, 1995, the court granted Mr. Halmos' motion to file a second amended complaint. On March 28, 1995, SafeCard, its officer and the Company's directors again moved to dismiss the lawsuit. All discovery in the case has been stayed pending a ruling on the motion to dismiss.

         A suit seeking monetary damages by Peter Halmos, as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc., individually and James L. Binder as custodian for Elizabeth Binder; Edward Dubois; Sheila Ann Dubois, as personal representative of the Estate of Winifred Dubois; G. Neal Goolsby, John
         E. Masters, individually and as custodian for Gregory Halmos and Nicholas Halmos; and J.B. McKinney on behalf of themselves and all others similarly situated against SafeCard, one of its officers, one of its former officers and three of the Company's directors in the United States District Court for the Southern District of Florida in December 1994. This litigation involves claims by a putative class of sellers of SafeCard stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in SafeCard's investor relations program. The complaint also includes individual claims made by Peter Halmos in connection with the sale of stock by the two trusts controlled by him. SafeCard and the individual defendants have filed a motion to dismiss.

         A suit seeking monetary damages and injunctive relief by LifeFax, Inc. and Continuity Marketing Corporation, companies affiliated with Peter Halmos, in the State Circuit Court in West Palm Beach, Florida in April 1995 against the Company, Family Protection Network, Inc., SafeCard,
         one of the Company's directors and the Company's Chief Executive Officer purporting to state various statutory and tort claims. The claims principally relate to the allegation by these companies that SafeCard's Early Warning Service and Family Protection Network were conceived and commercialized by, among others, Peter Halmos and have been improperly copied. An amended complaint filed on June 14, 1995 seeking monetary damages adds to the prior claims certain claims by Nicholas Rubino that principally relate to the allegation that SafeCard's Pet Registration Product was conceived by Mr. Rubino and has been improperly copied. The Company and the individual defendants have filed a Motion to Dismiss the Amended Complaint.

         A suit seeking monetary damages and declaratory relief by Peter Halmos, individually and as trustee for the Peter A. Halmos Revocable Trust dated January 24, 1990 and by James B. Chambers, individually and on behalf of himself and all others similarly situated against the Company, SafeCard, each of the members of the Company's Board of Directors, three non-board member officers of the Company, the Company's outside auditor and one of the Company's outside counsel in the United States District Court for the Southern District of Florida in June 1995. The litigation involves claims by a putative class of purchasers of the Company stock between December 14, 1994 and May 25, 1995 and on behalf of a separate class of all record holders of SafeCard stock as of April 27, 1995. The putative class claims are for alleged violations of the federal securities laws, for alleged breach of fiduciary duty and alleged negligence in connection with certain matters voted on at the Annual Meeting of SafeCard stockholders held on April 27, 1995. The Company and the individual defendants have filed a motion to dismiss these claims.

         A purported shareholder derivative action initiated by Michael P. Pisano, on behalf of himself and other stockholders of SafeCard and Ideon Group, Inc. against SafeCard, Ideon Group Inc., two of their officers, and the Company's directors in United States District Court, Southern District of Florida. This litigation involves claims that the officers and directors of SafeCard have improperly refused to accede Peter Halmos' litigation and indemnification demands against the Company. The Company and the individual defendants have filed motions to dismiss the first amended complaint.

         A suit seeking monetary damages filed by Peter Halmos against SafeCard, one of its directors, its former general counsel, and its legal counsel in the Circuit Court, Fifteenth Judicial Circuit, in and for Palm Beach County, Florida on August 10, 1995.

         This litigation involves claims by Peter Halmos for breach of fiduciary duty and constructive fraud, fraud, and negligent misrepresentation and is based on allegations arising out of the resolution of a shareholder class action lawsuit in 1991 and SafeCard's subsequent filing of an action against Halmos and his related companies in Wyoming in 1993. SafeCard has not yet been formally served with the complaint but intends to vigorously defend its position.

         A suit by Lois Hekker on behalf of herself and all others similarly situated seeking monetary damages against the Company and its Chief Executive Officer in the United States District Court for the Middle District of Florida on July 28, 1995. The litigation involves claims by a putative class of purchasers of the Company's stock for the period April 25, 1995 through May 25, 1995 for alleged violation of the federal securities laws in connection with statements made about the Company's business and financial performance.

         The Company believes that it has proper and meritorious defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of these litigation matters could have a material impact (either favorable or unfavorable depending on the outcome) upon the Company's operations, liquidity and financial condition.

     Other Matters
         In May 1995, the Company announced the signing of a definitive purchase agreement to acquire a 350,000 square foot building and related property for approximately $39,000,000. As part of the agreement, the Company paid $3,900,000 into an escrow account as a nonrefundable deposit pending the completion of the purchase in early 1996. Management is evaluating various options with respect to the building. In light of the product abandonment and restructuring discussed in Note 3, management has included an amount related to the impairment of this deposit in the corporate charge of $7,176,000.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ideon Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Ideon Group, Inc. (formerly SafeCard Services, Incorporated) as of June 30, 1995, the related consolidated statements of income for the three-month and six-month periods then ended and the consolidated statement of cash flows for the six-month period ended June 30, 1995, appearing in the Company's Form 10-Q for the quarter ended June 30, 1995. We also have reviewed the consolidated statements of income for the three-month and six-month periods ended April 30, 1994 and the consolidated statement of cash flows for the six-month period ended April 30, 1994 appearing in the Company's Form 10-Q for the quarter ended June 30, 1995. This financial information is the responsibility of the Company's management.

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




PRICE WATERHOUSE LLP
Tampa, Florida
July 31, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     References herein to the second quarter 1995 and to the second quarter 1994 refer to the three months ended June 30, 1995 and April 30, 1994, respectively. References to 1995 and 1994 refer to the six months ended June 30, 1995 and April 30, 1994, respectively. Management does not believe that preparation of financial statements for the three or six months ended June 30, 1994 would result in any more comparable information and, therefore, the additional costs which would have been incurred to prepare such financial statements would not be justified.

     Ideon Group, Inc. resulted from the reorganization of SafeCard Services, Inc. approved by shareholders on April 27, 1995. As a result of the reorganization, Ideon is a holding company with current business units including SafeCard Services, Inc., Wright Express Corporation, National Leisure Group, Inc. and Ideon Marketing and Services Company. The operations of an additional business unit, Family Protection Network, Inc., have been discontinued as described below.

RESULTS OF OPERATIONS

CONSOLIDATED
Overview
     The Company reported a pre-tax loss of $72,881,000, resulting in a net loss of $46,670,000, or $1.62 per share, for the second quarter 1995. The pre-tax loss includes a special charge of $34,156,000 for costs associated with the abandonment of certain new product developmental efforts. The Company attempted to launch two new businesses late in the first quarter and early in the second quarter of 1995. Consumer response rates to the products offered by these businesses were significantly lower than management's expectations and these products proved not to be economically viable. The Company has closed its Family Protection Network business unit and significantly reduced the size of its Ideon Marketing and Services business unit, returning it to a developmental mode. After abandonment of these new product initiatives, management reviewed the Company's overall organization and structure. As a result, the Company also anticipates recording a restructuring charge of up to $5,000,000 in the third quarter to cover costs associated with streamlining its SafeCard business unit and downsizing its corporate headquarters.

     The Company expects to record a loss for the year ended December 31, 1995 as a result of the actions described above.

Revenues
     Revenues increased $8,420,000, or 17.1%, for the second quarter 1995 and $24,453,000, or 26.3%, for the six months ended June 30, 1995 over the comparable periods in 1994. The increases are primarily due the acquisitions of Wright Express in September 1994 and National Leisure Group during the first quarter 1995, coupled with revenue growth at SafeCard.

Operating Income
     The Company incurred pre-tax operating losses of $72,881,000 and $72,452,000 during the three and six months ended June 30, 1995, compared to pre-tax operating income of $5,260,000 and $14,413,000 during the three and six months ended April 30, 1994. The decline in operating income was the result of the expenses incurred in connection with the launch and subsequent abandonment of the two new product development initiatives discussed above. The 1995 operating loss includes a $34,156,000 special charge for costs
associated  with the abandonment of these product  development   efforts.   The
charge includes severance payments to terminated employees, costs to terminate equipment and facilities leases and write-downs of these assets which are impaired as a result of these actions. The 1995 operating loss also includes increased marketing and operational costs incurred in connection with the new product launches and a corporate infrastructure designed to support previously anticipated growth.

     The following tables summarize operating results by business unit. The "Developmental Operations" column includes the operating results of Ideon Marketing and Services and Family Protection Network, the Company's developmental stage business units. Prior year financial information includes the operating results of SafeCard and general corporate activities.


For the three months ended June 30, 1995 (in thousands):

                                                       National    Develop-     Corporate
                                         Wright        Leisure      mental         and
                           SafeCard      Express        Group     Operations      Other        Total
                           --------     --------       --------   ----------    ---------      -----
Membership and
  subscription revenue     $  44,106                                                         $ 44,106
Card acquisition and
  services  revenue                     $   5,791                                               5,791
Consumer marketing
  revenue                      2,625                 $   3,424                                  6,049
Interest and other
   income                         82                         4                  $  1,700        1,786
                           ---------    ---------    ---------                  --------     --------
Total revenue                 46,813        5,791        3,428                     1,700       57,732
                           ---------    ---------    ---------                  --------     --------
Total costs and
 expenses                     38,547        5,090        3,068      $65,915       17,993      130,613
                           ---------    ---------    ---------    ---------     --------     --------
Income (loss) before
  provision for income
  taxes                    $   8,266    $     701    $     360     $(65,915)    $(16,293)    $(72,881)
                           =========    =========    =========    =========     ========     ========



For the three months ended April 30, 1994 (in thousands):

                                                       National     Develop-     Corporate
                                         Wright         Leisure      mental         and
                           SafeCard      Express         Group     Operations      Other        Total
                           ---------    ---------     ---------    ----------    ---------     ------
Membership and
  subscription revenue     $ 39,791                                                          $ 39,791
Card acquisition and
  services  revenue
Consumer marketing
  revenue                      2,764                                                            2,764
Interest and other
   income                         55                                            $  6,702        6,757
                           ---------                                            --------      -------
Total revenue                 42,610                                               6,702       49,312
                           ---------                                            --------      -------
Total costs and
 expenses                     31,593                                              12,459       44,052
                           ---------                                            --------      -------
Income (loss) before
  provision for income
  taxes                    $  11,017                                            $(5,757)     $  5,260
                           =========                                            ========      =======







For the six months ended June 30, 1995 (in thousands):

                                                       National    Develop-     Corporate
                                         Wright         Leisure     mental         and
                           SafeCard      Express        Group     Operations      Other        Total
                           --------      -------       --------   ----------    ---------      -----
Membership and
  subscription revenue     $  87,703                                                         $ 87,703
Card acquisition and
  services  revenue                     $  10,701                                              10,701
Consumer marketing
  revenue                      5,171                 $   9,051                                 14,222
Interest and other
   income                        293                        24                  $  4,517        4,834
                              ------       ------        -----                    ------      -------
Total revenue                 93,167       10,701        9,075                     4,517      117,460
                              ------       ------        -----                    ------      -------
Total costs and
 expenses                     74,527        9,330        7,035      $73,976       25,044      189,912
                              ------       ------        -----      -------       ------      -------
Income (loss) before
  provision for income
  taxes                    $  18,640    $   1,371    $   2,040     $(73,976)    $(20,527)    $(72,452)
                           =========    =========    =========    =========     ========     ========



For the six months ended April 30, 1994 (in thousands):

                                                      National     Develop-     Corporate
                                         Wright        Leisure      mental         and
                           SafeCard      Express        Group     Operations      Other        Total
                           --------      -------      --------    ----------    ---------      -----
  subscription revenue     $  78,619                                                         $ 78,619
Card acquisition and
  services  revenue
Consumer marketing
  revenue                      5,327                                                            5,327
Interest and other
   income                        149                                            $  8,912        9,061
                           ---------                                            --------     --------
Total revenue                 84,095                                               8,912       93,007
                           ---------                                            --------     --------
Total costs and
 expenses                     62,017                                              16,577       78,594
                           ---------                                            --------     --------
Income (loss) before
  provision for income
  taxes                    $  22,078                                            $ (7,665)    $ 14,413
                           =========                                            ========     ========



SAFECARD SERVICES
Business Overview
     SafeCard is a provider of credit card enhancement and continuity products. Subscriptions for continuity services are primarily marketed through credit card issuers by using mail and telemarketing solicitations. SafeCard's principal service is credit card registration and loss notification ("Hot-Line"), whereby SafeCard gives prompt notice to credit card issuers upon being informed that a subscriber's credit cards have been lost or stolen. Subscriptions for continuity services typically continue annually or periodically unless canceled by the subscriber. SafeCard also markets other continuity services including fee-based credit cards ("Fee Card"), reminder services and a personal credit information service ("CreditLine").

     SafeCard markets its products and services through approximately 160 credit card issuers including banks, oil companies and retailers. New contracts have been signed with six existing clients during 1995, including an extension of the Company's contract with Citibank through the year 2000. SafeCard also increased marketing to seven additional brands within its existing clients, as well as agreed to expand existing business with ten clients for 1995 and fourteen clients for 1996. As previously reported, SafeCard has ceased new marketing with Texaco.

     While modest growth in Hot-Line subscription revenues through credit card issuers may be achievable in the future, the Company believes that successful development of new products and services will become increasingly important to the future growth of SafeCard revenues and operating income. However, the viability of new products and services under development is not assured and the timing of bringing such new prodcuts and services to market cannot be estimated.

Revenues
     Membership and subscription revenue, net increased 10.8% from $39,791,000 in the second quarter 1994 to $44,106,000 in the second quarter 1995. Membership and subscription revenue increased 11.6% to $87,703,000 for the six months ended June 30, 1995 from $78,619,000 for the six months ended April 30, 1994.
Membership and subscription revenue represents the amortization of advance payments received from subscribers to SafeCard's credit card enhancement and continuity services such as Hot-Line and Fee Card. The increases are due to a combination of factors, including an increase in the number of subscribers to SafeCard's Hot-Line, Fee Card and CreditLine services, a shift in sales mix to higher priced products, such as Fee Card and CreditLine and a price increase for certain Hot-Line subscriptions which began in 1993. Membership and subscription revenue are reported net of an allowance for cancellations. Billings for subscriptions are deferred and amortized to revenue over the related subscription periods, generally one or three years.

     The following table details renewal rates for the six months ended June 30, 1995 and April 30, 1994:

         Subscription Product                          1995             1994
         --------------------                          ----             ----
         Single year Hot-Line                           76%              75%
         Multi-year Hot-Line                            47%              49%
         Fee Card (primarily single year)               82%              81%

     The decline in renewal rates for multi-year Hot-Line subscriptions (primarily three year subscriptions) is primarily due to increasing involuntary cancellations by card issuer clients (see description of involuntary cancellations below) and the price change previously discussed. Renewal rates are computed by comparing the number of paid subscribers at the end of the period for each subscriber campaign pool to the number of paid subscribers at the beginning of the period. SafeCard monitors renewal rates by product by client on a monthly basis. Renewal rates of subscribers are affected by a variety of factors, including the number and mix of subscribers renewing, economic factors, changes in the credit card industry and other factors, some of which may be beyond SafeCard's control, as well as the effectiveness of retention programs, which are in SafeCard's control.

     The following table details subscriber activity for the six months ended June 30, 1995 and April 30, 1994 for SafeCard's credit card enhancement and continuity services. SafeCard reported record membership of 13,139,000 at June 30, 1995, an increase of 504,000 subscribers over 1994.

                      Beginning               New                                   Ending
                     Subscribers         Subscribers          Cancellations      Subscribers
                     -----------         -----------          -------------      -----------
       1995          13,046,000           1,994,000            (1,901,000)       13,139,000
       1994          12,043,000           2,416,000            (1,824,000)       12,635,000

     New subscribers represent fee-paying subscribers obtained through various marketing channels. Free trial subscriptions which are offered periodically as a marketing technique are excluded from the subscriber activity above. Cancellations consist of both voluntary and involuntary membership losses. Voluntary cancellations result from members electing to discontinue their subscriptions. Involuntary cancellations result from the closure of card accounts or other events beyond SafeCard's control.

     Membership and subscription revenues are dependent on a variety of factors including subscription fees, net response rates (gross enrollments less cancellations), the extent of new marketing activities and renewal rates. These factors are further affected by economic conditions, interest rates, the number of credit cards in use, demographic trends, consumers' propensity to buy, the degree of market penetration and the effectiveness of subscriber acquisition concepts, solicitation materials and marketing strategies.

     Changes in marketing emphasis and the extent of new marketing with credit card issuers affects the number of potential subscribers. In addition, certain card issuers, including Citibank, have begun to limit telemarketing performed by SafeCard and other enhancement providers to their customer lists. As a result, SafeCard has developed alternative marketing channels, such as solicitation efforts during credit card activation. In addition, SafeCard is expanding its use of customer modeling in order to more effectively solicit likely purchasers. SafeCard expects that these efforts will offset the negative effects of reduced telemarketing contacts. To date SafeCard has not noted any material impact on earnings as a result of such changes in business strategy by its card issuer clients. However, future adverse changes in business strategy by credit card issuers could have a material impact on the revenues and earnings of SafeCard.

     SafeCard also generated consumer marketing revenue from its discount travel service and date reminder service, including the sale of calendars and appointment books. Consumer marketing revenue decreased 5.0% to $2,625,000 in the second quarter 1995 as compared to $2,764,000 in the second quarter 1994 and decreased 2.9% to $5,171,000 for the six months ended June 30, 1995 as compared to $5,327,000 for the six months ended April 30, 1994.

Operating Income
     Operating income decreased 25.0% to $8,266,000 in the second quarter 1995 compared to $11,017,000 in the second quarter 1994 and 15.6% to $18,640,000 for the six months ended June 30, 1995 as compared to $22,078,000 for the six months ended April 30, 1994. The decrease in operating income was primarily the result of the change in amortization of subscriber acquisition costs adopted in December 1994, increased marketing and new product development costs and increased facilities and equipment costs.

     Operating income decreased approximately $500,000 and $1,700,000, respectively, for the three and six-month periods ended June 30, 1995 from 1994 levels due to the change in amortization of deferred subscriber acquisition costs. In the prior year, deferred subscriber acquisition costs were amortized over the expected life of the subscriber including renewal periods (10 to 12 years for single year and multi-year subscriptions, respectively). During the transition period ended December 31, 1994, the amortization periods were shortened to match the initial subscription period (1 to 3 years). As a result of the change, deferred subscriber acquisition costs are recognized on a more accelerated method as compared to the prior year.

     Beginning in late 1994 and continuing through the second quarter 1995, SafeCard increased its marketing and new product development efforts in order to expand its product lines and better target new customers. These efforts translated into higher marketing and product development expenses of $2,500,000 and $3,200,000 for the three and six-month periods ended June 30, 1995, respectively, which were partially offset by higher revenues.

     SafeCard also experienced higher facilities and equipment expenses during 1995 compared to 1994 due to increased depreciation associated with capital expenditures in 1994 and 1995. Since October 31, 1994, capital expenditures have totaled $12,400,000, including $7,500,000 for the expansion of the Cheyenne operating center. The remainder represents upgraded computer equipment and systems.

     As previously discussed, the Company has reviewed and evaluated SafeCard's organization and structure. A restructuring charge of up to $3,000,000 will be recorded in the third quarter 1995 to cover the associated costs of streamlining SafeCard's operating structure. Approximately 70 positions will be eliminated and several functions will be restructured to take advantage of operational efficiencies obtained from automation programs recently implemented.

WRIGHT EXPRESS
Business Overview
     Wright Express, acquired in September 1994, provides transaction and information processing services to oil companies and commercial transportation fleets primarily through a national credit card network program, the Wright Express Universal Fleet card ("the WEX card"). The WEX card is accepted at approximately 90,000 fueling locations in the United States and is used by fleets covering one-half million vehicles. Wright Express also manages private label fleet fueling programs for numerous petroleum marketers, as well as co-branded fleet fueling programs for many of the nation's vehicle leasing companies.

     Wright Express is continuing the development of products which will take advantage of the vast amount of fuel and transaction data it gathers on a daily basis. Wright Express expects to analyze, interpret and format this data into a series of ongoing reports which can be made available to economists, fleet managers, oil companies and government agencies for the purpose of projecting fuel consumption and retail pricing.

     Competition for Wright Express primarily exists in the form of oil company credit cards. What differentiates Wright Express from other credit card issuers is the array of ancillary information processing services that are offered in addition to the basic credit card service. These oil companies and certain other competitors are larger and have greater financial and other resources than Wright Express or the Company. There can be no assurance that Wright Express will not face increased competition in the future.

Revenues
     Card acquisition and services revenue was $10,701,000 for the six months ended June 30, 1995, reflecting revenue of $5,791,000 in the second quarter 1995 compared to $4,910,000 in the first quarter 1995, a 17.9% increase. Card acquisition and services revenue is principally in the form of transaction fees deducted from amounts remitted to retail fueling merchants and annual fees charged to fleet customers. The volume of fuel purchased on both the WEX and private label program cards has increased from 108 million gallons in the first quarter 1995 to 123 million gallons in the second quarter 1995. This volume represents less than 1% of the 30-35 billion gallon automobile and light truck fueling market, which is part of a larger 50-55 billion gallon commercial fueling market.

Operating Income
     Operating income was $701,000 in the second quarter 1995 compared to $670,000 in the first quarter 1995, a 4.6% increase. The increase in operating income is due to the increase in card acquisition and services revenue, as described above, offset by a slight increase in operating expenses and product development costs.

NATIONAL LEISURE GROUP
Business Overview
     As discussed in Note 4 of Notes to Consolidated Financial Statements, National Leisure Group was acquired effective January 1995. National Leisure Group provides vacation travel packages and cruises directly to the public in partnership with established retailers and warehouse clubs throughout New England and credit card issuers and travel club members nationwide. The majority of bookings have historically been generated in New England retail stores such as Filene's
Basement. However, sales through credit card issuers and travel clubs are becoming significant new sources of growth.

Revenues
     Consumer marketing revenue for National Leisure Group was $9,051,000 for the six months ended June 30, 1995, reflecting revenue of $3,424,000 in the second quarter 1995 compared to $5,627,000 in the first quarter 1995, a 39.2% decrease. National Leisure Group's revenues have historically come primarily from retail outlets in the New England area and are highly seasonal in nature with the majority of sales in the winter months (first and fourth quarters). Revenues are primarily generated from commissions representing the difference between the gross booking price received on the sale of a vacation package and the cost of purchasing that package directly from the travel vendor.

Operating Income
     Operating income was $360,000 in the second quarter 1995 compared to $1,680,000 in the first quarter of 1995. The $1,320,000, or 78.6%, decrease from the first quarter is due to the seasonality of National Leisure Group's business in which most bookings occur during the first and fourth quarters of each year (i.e. the fall and winter months).


DEVELOPMENTAL OPERATIONS
     The "Developmental Operations" column of the business units table includes the operating results of Family Protection Network and Ideon Marketing and Services. Revenues generated from these developmental efforts are not material and have been netted against operating expenses for financial statement presentation. The losses presented in the table include the actual losses from operations and the associated product abandonment costs recorded in the second quarter 1995.

Business Overview
Family Protection Network
     Family Protection Network ("FPN") was initiated as a nationwide child registration and search product. The Company expended approximately $7,000,000 to develop the concept through March 31, 1995. These costs were expensed as research and new product development costs as incurred and are included in costs related to products abandoned and restructuring in the Statement of Operations. The Company launched the new business in April 1995.

     In late May 1995, preliminary launch results indicated lower than anticipated consumer response rates and the Company announced its plans to reduce marketing expenditures while analyzing product designs as well as distribution channels. During June 1995, FPN used in-market mailings to test different product configurations and price points and to verify the initial determination that the products were not economically viable. As a result of the unsuccessful product launch and the subsequent unsuccessful test mailings, the Company has discontinued Family Protection Network.

Ideon Marketing and Services Company
     Ideon Marketing and Services ("IMS") activities were initiated in 1994 as a platform to develop, manage, market and service co-branded credit cards. The first product to result from this developmental effort was an initiative between the Company, the PGA TOUR and SunTrust BankCard N.A. to develop and market an expanded PGA TOUR Partners program, including a co-branded credit card. IMS has proceeded on two developmental tracks--development and launch of the expanded Partners program and continued research and development of additional co-branding opportunities. From inception through March 31, 1995, $9,000,000 of costs incurred in both research and development efforts (multiple co-branding opportunities and the Partners program) were expensed as incurred as research and new product development costs and are included in costs related to products abandoned and restructuring in the Statement of Operations.

     An expanded Partners program was launched in late March and early April 1995. In late May 1995, preliminary launch results indicated lower than anticipated consumer response rates and the Company announced its plans to reduce marketing expenditures while analyzing product designs as well as distribution channels. During June 1995, the Company began in-market test mailings to determine product viability and test alternative product configurations. The results of these test mailings were not satisfactory. While the Company has ceased marketing the PGA TOUR Partners program as currently configured, it will continue the development and testing of new PGA TOUR Partners offerings.

     Approximately two-thirds of IMS' marketing and customer service positions have been eliminated. The remaining employee base will attempt to reconfigure the Partners program and develop an economically viable product offering.
Certain milestones have been set to control the investment in these developmental efforts. The Company expects to terminate future investment in this effort if it fails to satisfactorily complete any one of these milestones. These milestones include evaluating recent test mailings, renegotiating the Company's contractual relationships, redesigning the Partners program to attain an economically viable product and conducting a test mailing and evaluation of the results of the reconfigured product during the fourth quarter. The Company plans to make a final decision whether to launch a reconfigured PGA TOUR Partners program product by December 31, 1995. IMS will continue to explore additional co-branding opportunities.

     IMS will also continue testing its Collections of the Vatican Museums program, with catalog mailings scheduled during the third quarter 1995. IMS has spent approximately $1,000,000 on this program in 1995 and expects to incur an additional $1,500,000 over the remainder of the year to complete test marketing efforts. The future development of this program will be evaluated based on the results of the catalog test marketing.

Operating Loss
     FPN and IMS incurred a combined operating loss of $65,915,000 and $73,976,000 for the three and six-month periods ended June 30, 1995, including special charges of $26,980,000 taken in the second quarter 1995 to cover costs associated with product abandonments.

     FPN incurred an operating loss of $26,266,000 for the second quarter 1995, of which $17,279,000 related to marketing and operational costs incurred during the quarter and $8,987,000 related to the cost of employee severance, costs to terminate equipment and facilities leases and the write-down resulting from the related impairment of certain assets. Marketing and operational costs incurred for the six months ended June 30, 1995 totaled $20,778,000.

     For the second quarter 1995, IMS had an operating loss of $39,649,000, including $21,656,000 related to marketing and operational costs incurred and $17,993,000 related to the cost of employee severance, costs to terminate equipment and facilities leases, costs for contract impairments and the write-down resulting from the related impaired assets. Marketing and operational costs incurred for the six months ended June 30, 1995 totaled $26,218,000.

CORPORATE
Overview
     Corporate headquarters expenditures have risen primarily since the end of 1994 as the Company developed the infrastructure necessary to support previously anticipated growth, including corporate marketing and information technology support. Prospectively, the corporate staff will determine overall corporate strategy, structure, values and policies. In addition, it will provide support services that can only be effectively and economically performed centrally.

     The corporate operating loss in the business unit table includes the following:

For the three months ended June 30, 1995 and April 30, 1994 (in thousands):

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                  June 30, 1995  April 30, 1994
                                                  -------------  --------------

       General corporate overhead expenses         $    8,503      $   2,404
       Litigation and other legal expenses              1,570          2,155
       Corporate research and development                 744             -
       Asset impairment and restructuring charges       7,176          7,900
       Interest income                                 (1,700)        (2,051)
       Other income                                        -          (4,651)
                                                   ----------      ---------
                                                   $   16,293      $   5,757
                                                   ==========      =========

For the six months ended June 30, 1995 and April 30, 1994:

                                                   Six Months      Six Months
                                                     Ended            Ended
                                                  June 30, 1995  April 30, 1994
                                                  -------------  --------------

       General corporate overhead expenses         $   12,415      $   3,924
       Litigation and other legal expenses              2,888          4,753
       Corporate research and development               2,565             -
       Asset impairment and restructuring charges       7,176          7,900
       Interest income                                 (3,564)        (4,052)
       Other income                                      (953)        (4,860)
                                                   ----------      ---------
                                                   $   20,527      $   7,665
                                                   ==========      =========


General Corporate Overhead Expenses
     General corporate overhead expenses increased $6,099,000 (254%) for the second quarter 1995 compared to the second quarter 1994 and $8,491,000 (216%) for the six months ended June 30, 1995 as compared to the six months ended April 30, 1994. These increases were the result of indirect costs incurred for new product launches, acquisition efforts and a larger corporate infrastructure designed to support previously anticipated growth. Increases in corporate overhead expenses for the three and six months ended June 30, 1995 included increases in payroll and related expenses of $941,000 and $2,226,000, respectively; increases in outside services of $1,020,000 and $1,643,000, respectively; and increases in corporate operating expenses of $4,138,000 and $4,622,000.

     As previously discussed, the Company reviewed and evaluated its organization and structure. The Company has instituted expense reduction efforts and will have reduced its corporate staff by 60% by the end of the third quarter 1995. A restructuring charge of up to $2,000,000 will be recorded in the third quarter to cover the associated costs of downsizing the Company's corporate infrastructure.

Litigation and Other Legal Expenses
     The Company incurred approximately $1,570,000 and $2,888,000 of litigation and other legal expenses during the three and the six months ended June 30, 1995 compared to $2,155,000 and $4,753,000 during the three and six months ended April 30, 1994. Litigation expenses anticipated in future periods cannot be quantified. By their very nature, such expenses are dependent on a number of factors beyond the Company's control (see Note 10 of Notes to Consolidated Financial Statements and Item 1. "Legal Proceedings" under Part II "Other Information").

Corporate Research and Development
     Corporate research and development includes the costs of developing new products and services and new areas of business that are not directly related to the Company's existing business units. There were no corporate research and development efforts in process during the 1994 periods presented.

Asset Impairment and Restructuring Charges
     The 1995 asset impairment charge is for the write-down of certain assets related to the product abandonments and downsizing of its corporate headquarters staff.

     The 1994 restructuring charge was for a reorganization of operations, the appointment of a new senior management team and a related settlement with a former chief executive officer. These charges included the costs to close the Ft. Lauderdale, Florida sales office, employee severance and lease termination costs.

Interest and Other Income
     Interest income decreased $351,000 (17.1%) during the second quarter 1995 as compared to the second quarter 1994 and $488,000 (12.0%) during the six months ended June 30, 1995 as compared to the six months ended April 30, 1994. Interest income is primarily derived from earnings on the Company's municipal bonds and U.S. Treasury securities portfolio, as well as earnings on cash invested in money market funds and overnight repurchase agreements. The decrease in interest income is due to lower interest rates and lower levels of investment holdings during the period as the Company redeployed its investment resources to fund the launch of new businesses and the acquisition of National Leisure Group. The impact of the decrease in investment holdings was partially offset by the repositioning of a significant portion of the municipal bond portfolio into higher yielding short-term taxable securities during the six months ended June 30, 1995.

     Other income decreased $3,907,000 (80.4%) for the six months ended June 30, 1995 as compared to the six months ended April 30, 1994 due to $4,257,000 of gains from litigation settlements in March and April 1994. This decrease was offset by realized gains on sales of securities available for sale of $983,000 during the six months ended June 30, 1995 compared to securities gains of $603,000 during the six months ended April 30, 1994. The 1995 sales were part of the Company's previously announced plans to shorten the portfolio's overall maturity and increase its investments in taxable securities.

Provision for Income Taxes
     For interim reporting purposes, the Company provides income taxes based upon an estimated effective income tax rate for the tax year containing the interim reporting period. For information regarding the Company's effective income tax rate and deferred income tax assets and liabilities, see Note 7 of Notes to Consolidated Financial Statements.

     Effective November 1, 1993, the Company prospectively adopted FAS 109. The adoption of FAS 109 required a change from the deferred method to the liability method of accounting for income taxes. The impact of the adoption of FAS 109 had a cumulative positive effect on the Company's reported earnings of $2,000,000 during the six months ended April 30, 1994. This positive impact was primarily the result of deferred income taxes being provided in prior periods at tax rates higher than those currently in effect.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
     Cash used in operating activities was $39,855,000 in 1995 compared to $24,041,000 provided by operating activities in 1994. The decrease in cash flow from operations is principally the result of a $76,692,000 increase in cash paid to suppliers and employees, which includes cash expenditures for research and product development and a $4,257,000 decrease in gain from litigation settlements. The increase in cash paid to suppliers and employees was offset by a $16,807,000 increase in cash received from subscribers and customers.

     Of the $76,692,000 increase in cash paid to suppliers and employees, approximately $23,378,000 was expended for the development and launching of the PGA TOUR Partners program, $19,105,000 for Family Protection Network and $1,235,000 for Collections of the Vatican Museums. In addition, approximately $16,365,000 was expended for the operations of Wright Express and National Leisure Group. Neither of these business units were included in the consolidated results of operations for 1994.

     In addition to the increase in cash paid for the development and launching of new businesses, products and services, expenditures for subscriber acquisition costs increased $3,721,000 in 1995 as compared to 1994. The increase in expenditures includes the costs of a program which was recently initiated to enhance renewal rates. The volume and type of subscriber acquisition expenditures, as well as enrollments, fluctuate periodically and such fluctuations are not unusual. Due to timing differences between periods, there may not always be a direct correlation between subscriber acquisition expenditures and new enrollments in a particular period. In addition, historical response rates may not be an indication of future response rates.

     A postal rate increase became effective in January 1995. Since postage represents the largest component of direct mail costs, this rate of increase has a direct impact on the Company by increasing subscriber acquisition costs. During 1995, deferred subscriber acquisition costs increased by approximately $800,000 for additional expenditures for postage as a result of the rate increase. The Company is working with its card issuer clients to better target its direct mailings, is considering changes in its mix of direct mailings and is taking other steps to reduce the impact of the postal rate increase. In addition, provisions in some card issuer client contracts allow for the recovery of postal rate increases from the card issuer.

     Offsetting the increase in expenditures for subscriber acquisition costs was a $5,742,000 decrease in commissions paid to credit card issuers. The decrease in commissions paid was related to the decrease in net billings for credit card enhancement continuity services as discussed below.

     The remaining increase in cash paid to suppliers and employees is the result of a larger corporate infrastructure and increased spending on research and product development activities at SafeCard and corporate headquarters.

     Of the $16,807,000 increase in cash received from subscribers and customers, the operations of Wright Express and National Leisure Group generated approximately $16,251,000. The remaining increase is due to a decrease in accounts receivable for credit card enhancement continuity services.

     Net billings for credit card enhancement continuity services were $84,284,000 in 1995 compared to $100,444,000 in 1994. This decrease in net billings in 1995 compared to 1994 was primarily due to the timing of merchandise billings. Additionally, the decline in billings reflects the impact of the renegotiation of contracts with certain large credit card issuers and reduction in the number of customer contacts permitted by credit card issuers resulting in more targeted marketing. New marketing began increasing at the end of the second quarter.

Investing Activities
     Cash provided by investing activities was $62,058,000 in 1995 compared to $8,455,000 used in investing activities in 1994. Proceeds from sales and maturities of investment securities, net of securities purchased increased $98,676,000 in 1995 as compared to 1994. As previously discussed, the Company actively repositioned its investment portfolio in order to shorten the overall maturity of the portfolio and to take advantage of higher yielding short term taxable securities. In addition, the Company continued to redeploy its investment resources to fund the launch of new businesses and the acquisition of National Leisure Group. The Company paid $12,977,000 (net of cash acquired) to acquire the net assets of National Leisure Group (see Note 4 of Notes to Consolidated Financial Statements).

     The Company also expended $15,186,000 more for capital assets in 1995 than in 1994, principally due to the Company's expansion and renovation of its operations center in Cheyenne, Wyoming and company-wide information technology enhancements. The renovations and expansion of the Cheyenne facility are essentially complete.

Financing Activities
     Cash flow used in financing activities was $2,327,000 in 1995 compared to cash flow provided by financing activities of $999,000 in 1994. Cash flow used in financing activities increased $4,093,000 due an increase in treasury share purchases and a $469,000 increase in dividends paid. These increases were offset by $4,864,000 of net borrowings on Wright Express' revolving credit facility and a $3,628,000 decrease in proceeds from the exercise of stock options.

     On May 30, 1995, the Company's board of directors reinstated a stock repurchase program authorizing the Company to purchase up to 2,500,000 shares of outstanding common stock on the open market. The program, which had ended
October 31, 1994, authorized the Company to purchase a total of 6,000,000 shares, of which approximately 3,500,000 shares had been previously purchased. As of June 30, 1995, the Company had purchased 469,800 shares for $4,576,000 under the reinstated plan. Through August 11, 1995, The Company had purchased 784,600 shares at an aggregate cost of $7,609,000.

     Wright Express' borrowings are a part of its working capital management structure and are required periodically to fund its accounts receivable. The increase in dividends paid was solely due to an increase in the number of common shares outstanding during 1995 as compared to 1994.

Liquidity
     Historically, the Company has generated the cash needed to finance its operations and growth from its operations. The Company's primary liquidity requirements are to fund membership and subscriber acquisition marketing programs, support the development and operation of new products and services and fund acquisitions. In addition, Wright Express requires resources to fund receivable balances on its fleet credit cards. Management does not foresee any material changes in funding needs or uses over the long term except as set forth in the following paragraphs.

     As a result of the abandonment of certain product development efforts previously discussed and the restructuring of the Company in the third quarter 1995, the Company has committed approximately $25-30 million for employee severance, lease terminations and other costs associated with these decisions over the next 12 months. This commitment is based upon management's best estimates and is subject to change as the restructuring plan is implemented. Management believes that this estimate is adequate to cover the estimated costs associated with the product abandonments and related restructuring liabilities.

     As previously discussed, the Company has reinstated a stock repurchase program. While the Company is not obligated to purchase any stock under the program, if the full amount of authorized shares are repurchased at the current market price, the Company would spend approximately $20 million to acquire its stock.

     The Company expects to invest approximately $4,900,000 in the third quarter 1995, of which $2,400,000 has already been committed, in the PGA TOUR Partners program. The amount of investment in future periods is heavily dependent on the results of the test marketing underway as discussed above.

     The Company expects to invest an additional $1,500,000 in 1995 to complete the test marketing of its Collections of the Vatican Museums, nearly all of which has been committed.

     In May 1995, the Company announced the signing of a definitive purchase agreement to acquire a 350,000 square foot building and related property for approximately $39,000,000. As part of the agreement, the Company paid $3,900,000 million into an escrow account as a nonrefundable deposit pending the completion of the purchase in early 1996. Management is evaluating various options with respect to the building, but does not expect any option to have any impact on the Company's liquidity needs.

    The amount of the expected costs or commitments to develop or acquire new businesses, products and services in future periods other than those discussed above are not quantifiable. In addition, legal and litigation expenses to be incurred in future periods, including amounts paid in resolution thereof, cannot be quantified. Such amounts could be material to liquidity or results of operations. The Company believes that its cash flow from operations and the Company's cash and investment balances ($97,892,000 as of June 30, 1995) are adequate to meet the Company's current and long term liquidity needs.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is defending or prosecuting claims in ten complex lawsuits, nine of which involve Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard, and parties related to him as adversaries. These lawsuits are described in Note 10 of Notes to Consolidated Financial Statements under Part I. "Financial Information." The Company believes that it has proper and meritorious defenses in these lawsuits which it intends to pursue vigorously. Peter Halmos is also a plaintiff in two other lawsuits, one against a former officer and one against a director of the Company, in which neither SafeCard nor the Company is named as a defendant.

    The Company is involved in certain other claims and litigation which are not considered material to the operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following is a summary of matters submitted to a vote at the Annual Meeting of Stockholders of SafeCard, as predecessor to the Company, on April 27, 1995 (the "Annual Meeting"). A total of 26,070,561 shares, or 90% of the total shares entitled to vote at the Annual Meeting, were represented at the meeting.

(a)      Reorganization of Corporate Structure

         A proposal to reorganize the corporate structure of SafeCard pursuant to which SafeCard would become a wholly owned subsidiary of Ideon and the shares of common stock of SafeCard would be automatically converted into an equal number of shares of common stock of Ideon.

                   Votes              Votes              Votes
                    For              Against           Abstained
                   -----             -------           ---------
                25,917,052           64,364              89,144

(b)      Authorization of Common Stock

         A proposal to authorize the capital structure of Ideon to include 90,000,000 shares of common stock.

                   Votes              Votes              Votes
                    For              Against           Abstained
                   -----             -------           ---------
                 23,722,873         2,305,545            42,142

(c)      Authorization of Preferred Stock

         A proposal to authorize the capital structure of Ideon Group to include 10,000,000 shares of preferred stock.

                   Votes              Votes        Votes         Broker
                    For              Against     Abstained      Non-Votes
                   -----             -------     ---------      ---------
                18,655,403          3,316,880     45,102        4,053,176

(d)      Election of Directors

         Election of two (2) directors to hold office until the Company's 1998 Annual Meeting of Stockholders or until their successors are elected and qualified:

                                                     Votes             Votes
                                                      For             Against
                                                     -----            -------
         Robert L. Dilenschneider                   25,195,984        874,377
         John Ellis Bush                            25,192,149        878,412

         The term of office of the following directors continued after the meeeting:William T. Bacon, Jr., Marshall L. Burman, Adam W. Herbert, Jr., Paul G. Kahn, Eugene Miller and Thomas F. Petway, III.

(e)      Approval of Amendment of the 1994 Long Term Stock-Based Incentive Plan

         A proposal to amend the 1994 Long Term Stock-Based Incentive Plan to increase the number of shares of common stock issuable thereunder by 1,340,000 shares.

                   Votes              Votes              Votes
                    For              Against           Abstained
                   -----             -------           ---------
                 22,989,928         2,998,219            82,413

(f)      Approval of the Directors Stock Plan

         A proposal to approve the Directors Stock Plan.

                   Votes              Votes              Votes
                    For              Against           Abstained
                   -----             -------           ---------
                 24,707,878         1,270,864            91,818

(g)      Ratifying Appointment of Independent Accountants

         A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for the fiscal year ending December 31, 1995.

                   Votes              Votes              Votes
                    For              Against           Abstained
                   -----             -------           ---------
                26,021,648           27,852             21,061

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  (2) Plan of Reorganization and Agreement of Merger dated as of January 23, 1995 between SafeCard, theCompany and the Ideon Merger Company, incorporated by reference to Appendix A of SafeCard's 1995 definitive proxy statement which was included in the Company's Registration Statement on Form S-4 (No. 33-58273) filed as of March 28, 1995.

                  3(a) The Company's Amended and Restated Certificate of Incorporation, incorporated by reference to Appendix B of SafeCard's 1995 definitive proxy statement which was included in the Company's Registration Statement on Form S-4 (No. 33-58273) filed as of March 28, 1995.

                  3(b) Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) of the Company's Registration Statement on Form 8-B filed as of May 5, 1995.

                  3(c) The Company's By-Laws, incorporated by reference to Appendix B of SafeCard's 1995 definitive proxy statement which was included in the Company's Registration Statement on Form S-4 (No. 33-58273)filed as of March 28, 1995.

                  Management Contracts and Compensatory Plans

                  10(a) Directors Deferral Plan.

                  10(b) Directors Stock Plan, incorporated by reference to Appendix D of SafeCard's definitive proxy statement which was included in the Company's Registration Statement on Form S-4 (No 33-58273) filed as of May 5, 1995.

                  10(c) Form of Assignment and Amendment of Employment Agreement, incorporated by reference to Exhibit 10(s) of the Company's Registration Statement on Form 8-B filed as of May 5, 1995.

                  10(d) Amendment  to  Executive  Deferred   Compensation  Plan,
                  incorporated by reference to Exhibit 10(u) of the Company's Registration Statement on Form 8-B filed as of May 5, 1995.

                  10(e) Form of Amendment and Assignment of Executive Agreement, incorporated by reference to Exhibit 10(w) of the Company's Registration Statement on Form 8-B filed as of May 1995.

                  10(f) Form of Amendment and Assignment of Indemnification Agreement with certain outside directors, incorporated by reference to Exhibit 10(aa) of the Company's Registration Statement on Form 8-B filed as of May 5, 1995.

                  Other Material Contracts

                  10(g) Agreement with Citibank (South Dakota), N.A., effective January 1, 1995 and executed in June 1995.*

                  10(h) Purchase and Sale Agreement with American Express Centurion Service Corporation and American Express Travel Related Services Company, Inc., dated April 27, 1995.

                  11(a) Computation of Primary Earnings Per Share

                  11(b) Computation of Fully Diluted Earnings Per Share

                  15    Letter regarding unaudited interim financial information

                  27    Financial Data Schedule

                  *Portions of Exhibit 10(g) have been omitted and filed separately with the Commission pursuant to a confidential treatment request.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      IDEON GROUP, INC.
                                                         (Registrant)




Date: August 14, 1995                                  /s/ Paul G. Kahn
                                                       Paul G. Kahn
                                                       Chairman of the Board and
                                                        Chief Executive Officer



Date: August 14, 1995                                  /s/ G. Thomas Frankland
                                                       G. Thomas Frankland
                                                       Vice Chairman and
                                                        Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT                                                       Pagination by Sequential
NUMBER              DESCRIPTION                               Numbering System

(2)                 Plan of Reorganization and Agreement of   Incorporated by reference to
                    Merger dated January 23, 1995, between    Appendix A of SafeCard's 1995
                    SafeCard, the Company and Ideon           definitive proxy statement which
                    Merger Company.                           was included in the Company's
                                                              Registration Statement on Form
                                                              S-4 (No. 33-58273) filed as of
                                                              March 28, 1995.

3(a)               The Company's Amended and Restated         Incorporated by reference to
                   Certificate of Incorporation.              Appendix B of SafeCard's 1995
                                                              definitive proxy statement which
                                                              was included in the Company's
                                                              Registration Statement on Form
                                                              S-4 (No. 33-58273) filed as of
                                                              March 28, 1995.

3(b)               Certificate of Amendment to the            Incorporated by reference to
                   Company's Amended and Restated             Exhibit 3(b) of the Registration
                   Certificate of Incorporation               Statement on Form 8-B filed as of
                                                              May 5, 1995.

3(c)               The Company's By-Laws                      Incorporated by reference to
                                                              Appendix B of SafeCard's 1995
                                                              definitive proxy statement which
                                                              was included in the Company's
                                                              Registration Statement on Form
                                                              S-4 (No. 33-58273) filed as of
                                                              March 28, 1995.

                   Management Contracts and Compensatory Plans

10(a)              Directors Deferral Plan                    42-44

10(b)              Directors Stock Plan                       Incorporated by reference to
                                                              Appendix D of SafeCard's
                                                              definitive proxy statement which
                                                              was included in the Company's
                                                              Registration Statement on Form
                                                              S-4 (No. 33-58273) filed as of
                                                              May 5, 1995.









10(c)              Form of Assignment and Amendment          Incorporated by reference to
                   of Employment Agreement.                  Exhibit 10(s) of the Company's
                                                             Registration Statement on Form
                                                             8-B filed as of May 5, 1995.

10(d)              Amendment to Executive Deferred           Incorporated by reference to
                   Compensation Plan.                        Exhibit 10(u) of the Company's
                                                             Registration Statement on Form
                                                             8-B filed as of  May 5, 1995.

10(e)              Form of Amendment and Assignment          Incorporated by reference to
                   of Executive Agreement.                   Exhibit 10(w) of the Company's
                                                             Registration Statement on Form
                                                             8-B filed as of May 5, 1995.

10(f)              Form of Amendment and Assignment          Incorporated by reference to
                   of Indemnification Agreement with         Exhibit 10(aa) of the Company's
                   certain outside directors.                Registration Statement on Form
                                                             8-B filed as of May 5, 1995.

                            Other Material Contracts

10(g)*             Agreement with Citibank (South Dakota),   45-64
                   N.A., effective January 1, 1995 and
                   executed in June 1995.

10(h)              Purchase and Sale Agreement with          65-105
                   American Express Centurion Services
                   Corporation and American Travel Related
                   Services Company, Inc., dated April 27,
                   1995.

    11 Statement of Computation of Earnings per 106-109 share

    15             Letter regarding unaudited interim        110
                   financial information

    27             Financial Data Schedule


    *Portions of Exhibit 10(g) have been omitted and filed separately with the Commission pursuant to a confidential treatment request.


