Form 10-Q
period 1995-09-30
IDEON GROUP INC
filed 1995-11-14
CIK 943097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995


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


                                               Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common Stock, $.01 Par Value
Outstanding at November 9,  1995                  27,981,832 Shares


                            Total Number of Pages 44

                               IDEON GROUP, INC.

                               Index to Form 10-Q
               For the Quarterly Period Ended September 30, 1995


                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 1995 and
             October 31, 1994                                             3
           Consolidated Statement of Operations for the Three and Nine
               Months Ended September 30, 1995 and July 31, 1994          4
           Consolidated Statement of Cash Flows for the Nine Months
               Ended September 30, 1995 and July 31, 1994                 5
           Notes to Consolidated Financial Statements                   6-17
           Report of Independent Accountants                              18

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                19-36


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                              37
Item 2.    None
Item 3.    None
Item 4.    None
Item 5.    None
Item 6.    Exhibits and Reports on Form 8-K                               38


SIGNATURES                                                                 39

                                               PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheet
(in thousands, except share data)
                                                                      September 30,            October 31,
                                                                              1995
1994
Assets                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                      $       16,110          $       17,921
   Securities available for sale maturing within one year                 47,720                  39,249
   Receivables, net                                                       68,440                  42,449
   Income taxes receivable                                                   621                   2,114
   Deferred subscriber acquisition costs and
     related commissions amortizing within one year                      104,020                  83,449
   Deferred income tax asset                                              32,021                   8,540
   Other current assets                                                    2,406                     799
                                                                           -----                     ---
     Total current assets                                                271,338                 194,521

Securities available for sale maturing after one year                     13,413                 127,363
Deferred subscriber acquisition costs and
  related commissions amortizing after one year                           22,131                 111,948
Property and equipment, net                                               35,672                  16,410
Excess of cost over fair value of net assets acquired                     45,102                  28,739
Other assets                                                               1,634                   1,392
                                                                           -----                   -----

     Total assets                                                 $      389,290          $      480,373
                                                                  =      =======          =      =======

Liabilities
Current liabilities:
   Notes payable to bank                                          $       18,589          $       11,793
   Accounts payable                                                       34,314                  30,833
   Accrued expenses                                                       31,887                  24,654
   Product abandonment and related liabilities                            27,557
   Subscribers' advance payments amortizing
     within one year                                                     116,722                 106,563
   Allowance for cancellations                                             7,719                   7,656
                                                                           -----                   -----
     Total current liabilities                                           236,788                 181,499

Subscriber advance payments amortizing after one year                     47,744                  51,991
Deferred income tax liability                                              5,119                  29,291
                                                                           -----                  ------

     Total liabilities                                                   289,651                 262,781
                                                                         -------                 -------

Stockholders' Equity
Preferred stock--authorized 10,000,000 shares ($.01 par
  value); no shares issued or outstanding
Common stock--authorized  90,000,000 shares ($.01 par value);  34,946,000 shares issued  (34,946,000  at  October  31,  1994);  27,992,665  shares  outstanding
  (28,933,599 at
  October 31, 1994)                                                          349                     349
Additional paid-in capital                                                41,222                  41,058
Retained earnings                                                        115,645                 225,459
Unrealized gain (loss) on securities available for sale                      396                    (607)
                                                                             ---                    ----
                                                                         157,612                 266,259
Less cost of 6,953,335 common shares in treasury
 (6,012,401 shares at October 31, 1994)                                  (57,973)                (48,667)
                                                                         -------                 -------

     Total stockholders' equity                                           99,639                 217,592
                                                                          ------                 -------

     Total liabilities and stockholders' equity                   $      389,290          $      480,373
                                                                  =      =======          =      =======

       The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statement of Operations
(in thousands, except per share data)

                                                                  Three Months Ended                    Nine Months Ended
                                                                September 30,        July 31,     September 30,         July 31,
                                                                    1995              1994              1995               1994
                                                                         (unaudited)                        (unaudited)

Revenues
   Membership and subscription revenue, net                     $      44,724     $      41,423    $     132,427     $     120,042
   Card acquisition and services revenue                                6,025                             16,726
   Consumer marketing revenue                                           5,613             2,746           19,835             8,073
   Gain from litigation settlements                                                                                          4,257
   Interest income                                                      1,001             2,166            4,589             6,218
   Other income                                                           180                80            1,426               832
                                                                          ---                --            -----               ---

                                                                       57,543            46,415          175,003           139,422
                                                                       ------            ------          -------           -------

Costs and expenses
   Subscriber acquisition costs and
    related commissions                                                29,203            24,902           83,730            72,481
   Other costs of revenue                                               5,444             1,999           16,877             5,839
   Research and product development costs                               1,592             1,326            6,696             1,811
   Service costs and other operating expenses                           9,531             5,818           27,374            15,719
   General and administrative expenses                                  7,486             4,092           27,339            12,981
   Costs related to products abandoned
     and restructuring                                                 16,439                             97,591             7,900
                                                                       ------                             ------             -----

                                                                       69,695            38,137          259,607           116,731
                                                                       ------            ------          -------           -------

Income (loss) before provision for income taxes                       (12,152)            8,278          (84,604)           22,691

Provision for (benefit from) income taxes                              (4,374)            1,643          (30,457)            5,808
                                                                       ------             -----          -------             -----

Income (loss) before cumulative effect of change
 in accounting for income taxes                                        (7,778)            6,635          (54,147)           16,883

Cumulative effect of change in accounting
 for income taxes                                                                                                            2,000

Net income (loss)                                               $     (7,778)        $    6,635       $    (54,147)    $     18,883
                                                                =    =======         =    =====       =    =======      ============

Earnings per share:

Income (loss) before cumulative effect of
 accounting change                                              $        (.28)    $         .23    $        (1.89)   $         .60
Cumulative effect of accounting change                                                                                         .07
                                                                                                                               ---

Net income (loss) per common share                              $        (.28)    $         .23    $        (1.89)   $         .67
                                                                =        ====     =         ===    =        =====    =         ===

Weighted average common and
 common equivalent shares                                              28,222            28,768           28,675            28,306


The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statement of Cash Flows
(in thousands)

                                                                             Nine Months Ended
                                                                  September 30,                 July 31,
                                                                         1995                      1994
                                                                  -----------------           ----------
                                                                                  (unaudited)

Cash Flows From Operating Activities
   Cash received from subscribers/customers                       $      168,256          $      141,112
   Cash paid to suppliers and employees                                 (239,254)               (123,233)
   Gain from litigation settlements                                                                4,257
   Interest received                                                       6,895                  11,508
   Income tax refunds (payments), net                                     10,799                  (1,699)
                                                                          ------                  ------

   Net cash (used in) provided by operating activities                   (53,304)                 31,945
                                                                         -------                  ------

Cash Flows From Investing Activities
   Purchases of investments                                              (41,333)                (62,431)
   Proceeds from sales of investments                                    123,297                  48,759
   Proceeds from maturing investments                                     16,616                   8,925
   Cost of acquisitions, net of cash acquired                            (12,977)
   Acquisitions of property and equipment, net                           (18,473)                 (3,177)
                                                                         -------                  ------

   Net cash provided by (used in) investing activities                    67,130                  (7,924)
                                                                          ------                  ------

Cash Flows From Financing Activities
   Net borrowings on notes payable to bank                                 6,506
   Proceeds from exercise of stock options                                   448                  24,627
   Dividends paid                                                         (4,274)                 (3,872)
   Payments for  purchase of treasury shares                              (9,711)                   (483)
                                                                          ------                    ----

   Net cash (used in) provided by  financing activities                   (7,031)                 20,272
                                                                          ------                  ------

Net increase in cash and cash equivalents                                  6,795                  44,293
Cash and cash equivalents at beginning of period                           9,315                   3,335
                                                                           -----                   -----

Cash and cash equivalents at end of period                       $        16,110           $      47,628
                                                                 =        ======           =      ======


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



2.   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in SafeCard's Annual Report on Form 10-K for the year ended October 31, 1994.

         On February 14, 1995, SafeCard filed a Transition Period Form 10-Q for the two months ended December 31, 1994 in order to effect a change in its year end from October 31 to December 31. Financial statements for the three and nine months ended July 31, 1994 (the end of the third quarter under the prior October 31 fiscal year) are presented for comparative purposes. Management does not believe that preparation of financial statements for the three and nine months ended September 30, 1994 would result in any more comparable information and, therefore, the additional costs which would have been incurred to prepare such financial statements would not be justified. The previously reported interim period ended July 31, 1994 is comparable to the present interim period as there are no significant seasonal differences among the periods presented which would materially affect comparability. As discussed in Note 6, the Company changed the amortization periods of deferred subscriber acquisition costs on December 31, 1994.

         Prior period financial statements have been reclassified to conform to current presentations.


         Price Waterhouse LLP has performed a review, and not an audit, of the unaudited consolidated financial information of the Company for the three and nine month periods ended September 30, 1995 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated October 23, 1995, which is included in this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under Section 11 does not extend to it.



3.   Product Abandonment and Related Liabilities

         Included in costs related to products abandoned and restructuring in the Statement of Operations for the three and nine months ended September 30, 1995 are special charges of $10,861,000 and $45,017,000, respectively, related to the abandonment of certain new product developmental efforts and the related impairment of certain assets and the restructuring of SafeCard and the corporate headquarters as discussed below. The charges represent accrued liabilities of $10,661,000 and asset impairments of $200,000 for the three months ended September 30, 1995, and accrued liabilities of $36,248,000 and asset impairments of $8,769,000 for the nine months ended September 30, 1995.

         The components of the product abandonment and related liabilities as of September 30, 1995 are as follows (in thousands):

                                                                     1995                      Balance at
                                                                 Provisions      Activity        9/30/95
     Severance and other employee costs                          $14,960         $4,266        $10,694
     Costs to terminate equipment and facilities leases            9,593          1,565          8,028
     Liability for contract impairments                            8,400          1,000          7,400
     Other costs                                                   3,295          1,860          1,435
                                                                 ---------       -------      -----------
                                                                 $36,248         $8,691       $ 27,557
                                                                 =======         ======        ========


     PGA TOUR Partners

         In late March and early April 1995, the Company launched an expanded PGA TOUR Partners program through its Ideon Marketing and Services subsidiary. The program provided various benefits to members including access to PGA TOUR events and a co-branded credit card. Consumer response rates since the launch were significantly less than management's expectations and it was determined that the product as configured was not economically viable. The Company discontinued marketing the product and recorded a special charge of $17,993,000 at June 30, 1995 for costs associated with the abandonment of the product including employee severance payments (approximately 130 employees), costs to terminate equipment and facilities leases, costs for contract impairments and write-downs taken for asset impairments.

         On September 14, 1995, after a period of product redesign and test marketing, the Company announced that it would discontinue its credit card servicing role in connection with the PGA TOUR Partners credit card program. In connection with this decision, the Company has recorded a special charge of $3,612,000 for costs associated with the abandonment of this role, including employee severance payments (approximately 60 employees), costs to terminate equipment and facilities leases and the recognition of certain commitments.


     Family Protection Network

         In April 1995, Family Protection Network, Inc. launched a nationwide child registration and missing child search program. Consumer response rates from the initial product launch were lower than anticipated and the Company discontinued the operation. As a result, the Company recorded an $8,987,000 charge in the second quarter to cover severance payments (approximately 100 employees), costs to terminate equipment and facilities leases and write-downs taken for asset impairments.

     Corporate and SafeCard Restructurings
         As a result of the discontinuance of these products, the Company is undertaking an overall restructuring of its operations, including a significant reduction of its workforce at its corporate headquarters and at SafeCard. The decision to abandon these products and restructure the Company resulted in the recording of a charge of $7,176,000 in the second quarter of 1995 to cover costs to terminate certain operating leases and write-down certain assets to their estimated net realizable value. The Company recorded additional charges of $3,010,000 in the third quarter of 1995 for costs associated with the restructuring of SafeCard and $4,239,000 for a corporate headquarters restructuring. Restructuring costs include severance payments and costs to terminate equipment and facilities leases.

         Management believes that the accruals described above are sufficient to cover the estimated costs associated with the product abandonments. The Company anticipates completion of the majority of the transactions related to the product abandonments and restructurings during 1996.


4.   Acquisition

         On February 10, 1995, the Company completed its acquisition of substantially all of the assets and liabilities of National Leisure Group, Inc., a provider of vacation travel packages to credit card companies, retailers and wholesale clubs in the United States. The Company paid cash of $15,048,000 and agreed to issue $1,400,000 of common stock on the third anniversary of the acquisition. Also, up to $2,800,000 of additional common stock is issuable based on the attainment of certain earnings hurdles. The acquisition was effective as of January 1, 1995 and was accounted for under the purchase method. Accordingly, the consolidated results of operations of the Company include the results of operations of National Leisure Group for the three and nine month periods ended September 30, 1995.

         As part of the transaction, the Company acquired $5,944,000 of assets, which included $2,395,000 of cash, and assumed liabilities of $7,093,000. The Company recorded $17,954,000 of excess of cost over fair value of net assets acquired. This excess is being amortized on a straight-line basis over 25 years. Amortization expense through September 30, 1995 related to this acquisition was approximately $540,000.

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


         During the first quarter of 1995, the Company effected the repositioning of the investment portfolio. Municipal bond securities with maturities later than 1996 were sold and the proceeds were reinvested in short term United States Treasury securities or used to fund the launch of new businesses and the acquisition of National Leisure Group. This repositioning allows the Company to take advantage of its current tax net operating loss position and provides for greater liquidity. The Company continues to classify the securities portfolio as available for sale.



6.   Subscriber Acquisition Costs

         Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct-response" type marketing campaigns and primarily include payments for telemarketing, printing, postage, mailing services, certain direct salaries and other direct costs incurred to acquire new subscribers. Prior to 1995, these expenditures were deferred and amortized to expense in proportion to expected revenues over the expected subscription periods, including renewal periods (life of subscriber).


         After a general review of the Company's business plans and related accounting practices, the Company's board of directors approved a change in the amortization periods for deferred subscriber acquisition costs as of December 31, 1994. The change was made in response to the Company's plans to incur additional marketing expenditures to enhance renewal rates. Under generally accepted accounting principles, if additional expenditures are incurred to maintain or enhance the renewal stream, the Company would not be allowed to amortize such subscriber acquisition costs over periods greater than the initial subscription period. Accordingly, based on efforts to enhance renewal rates, the Company changed its amortization periods. Prior to December 31, 1994, subscriber acquisition costs were generally amortized up to ten years for single year subscriptions and up to twelve years for multi-year subscriptions. These amortization periods represented the estimated life of the subscriber. During the Transition Period ended December 31, 1994, the amortization periods were shortened to one year and three years for single year and multi-year subscriptions, respectively (initial subscription period without regard for anticipated renewals). The effect of reducing the amortization periods resulted in a one-time, non-cash, charge to earnings during the two months ended December 31, 1994 as reported in the Company's Transition Period report on Form 10-Q.


         The change in the amortization periods for deferred subscriber acquisition costs does not affect the amortization of commissions which continue to be amortized over the one to three year subscription period, as appropriate.

         Deferred subscriber acquisition costs and related commissions were as follows:

                                                                 September 30,                 October 31,
                                                                       1995                     1994
                                                               -------------------          -----------

         Hot-Line                                              $      64,279,000       $     123,775,000
         Fee Card                                                      6,935,000               9,185,000
         Other services                                               10,369,000              18,796,000
                                                                      ----------              ----------

         Total deferred subscriber acquisition costs                  81,583,000             151,756,000

         Commissions                                                  44,568,000              43,641,000
                                                                      ----------              ----------

         Total deferred subscriber acquisition
           costs and commissions                               $     126,151,000       $     195,397,000
                                                               =     ===========       =     ===========


7.   Income Taxes

         The Company's effective income tax rate for the three and nine months ended September 30, 1995 and July 31, 1994 differs from the applicable statutory rate due to tax-exempt interest received on investments in municipal debt securities and the federal tax benefit of state income taxes. The effective income tax rate for the three and nine months ended September 30, 1995 was based on the estimated effective income tax rate for the tax year ending October 31, 1995.


         At September 30, 1995, the Company had a net current deferred tax asset of $32,021,000 and a net noncurrent deferred tax liability of $5,119,000. The deferred tax asset relates primarily to the Company's net operating losses and to timing differences in the recognition of subscriber advance payments. The net operating losses are expected to be fully utilized through a carryback claim to recover taxes paid in prior years. Management believes that based on available information, it is more likely than not that the net deferred tax asset will be realized, and accordingly, a valuation allowance has not been recorded.


         On November 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 resulted in a cumulative credit to earnings of $2,000,000 for the nine months ended July 31, 1994.

8.   Stock Repurchase Plan


         On May 30, 1995, the Company's board of directors reinstated a previously adopted stock repurchase program authorizing the Company to purchase up to an additional 2,500,000 shares of outstanding common stock in the open market. The program, which had ended October 31, 1994, authorized the Company to purchase a total of 6,000,000 shares, of which approximately 3,500,000 shares had been previously purchased. As of September 30, 1995, the Company had purchased 995,100 shares for $9,711,000 under the reinstated program.

9.   Supplemental Cash Flow Information

         The reconciliation of net (loss) income to net cash (used in) provided by operating activities, as presented in the consolidated statement of cash flows, is as follows:

                                                                            Nine Months Ended
                                                                   September 30,               July 31,
                                                                       1995                        1994
                                                                -----------------            ----------

     Net (loss) income                                          $    (54,147,000)       $     18,883,000
     Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
         Depreciation and amortization                                 4,754,000                 704,000
         Cumulative effect of change in accounting
           for income taxes                                                                   (2,000,000)
         Amortization of investment
            premiums/discounts, net                                    1,363,000               3,986,000
         Realized gain on sales of securities
            available for sale                                        (1,014,000)               (603,000)
         Loss on impairment of property
           and equipment                                               4,317,000
         Change in deferred income taxes                             (21,457,000)              4,109,000
         Billings to subscribers, net                                133,065,000             143,338,000
         Amortization of subscribers' advance
            payments to revenue                                     (140,664,000)           (128,115,000)
         Expenditures for subscriber acquisition costs               (46,683,000)            (48,082,000)
         Payment of commissions, net                                 (37,467,000)            (39,818,000)
         Amortization of subscriber acquisition costs                 50,163,000              41,311,000
         Amortization of commissions                                  39,753,000              37,009,000
         Decrease in allowance for cancellations                      (1,478,000)             (1,874,000)
         Changes  in  assets  and  liabilities,   net  of
          effects  of  business acquisitions:
              Receivables, net                                        (8,382,000)                723,000
              Income taxes receivable                                  1,500,000
              Other current assets                                     1,766,000                 (78,000)
              Other assets                                              (386,000)               (896,000)
              Accounts payable and accrued expenses                   (5,864,000)              3,348,000
              Product abandonment and related
                liabilities                                           27,557,000
     Net cash (used in) provided by
       operating activities                                     $    (53,304,000)       $     31,945,000
                                                                =    ===========        =     ==========


10.  Commitments and Contingencies

     Legal Matters

         The Company is defending or prosecuting claims in thirteen complex lawsuits, twelve of which involve Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard, and various parties related to him as adversaries. Peter Halmos is also a plaintiff in three other lawsuits, one against a former officer, one against a director of the Company and one against SafeCard's outside counsel, in which neither SafeCard nor the Company have been named as defendent. The thirteen cases in which the Company or its subsidiaries is a party are as follows:

         A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for SafeCard) in April 1993 in Cook County Circuit Court in Illinois against SafeCard and one of the Company's directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. SafeCard and the director moved to dismiss this lawsuit. In November 1993, the court granted the motions to dismiss all parts of the complaint, but gave the plaintiffs leave to replead, which they did. Again in March 1994, the court granted the motions to dismiss all of the complaints but permitted the plaintiffs to replead which they did in June 1994. On February 7, 1995, the court dismissed with prejudice Peter Halmos' claims regarding alleged rights to "incentive compensation," stock options or their equivalent, wrongful termination and defamation. Mr. Halmos has appealed this ruling; briefing has not been completed and no date for oral argument has been set. SafeCard has filed an answer to the remaining indemnification claims. Its obligation to file an answer to the claims of Myron Cherry have been stayed pending settlement discussions.

         A suit by Peter Halmos, purportedly in the name of Halmos Trading & Investment Company, seeking monetary damages and specific performance against SafeCard, one of its officers and one of the Company's directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of SafeCard's former Ft. Lauderdale headquarters. SafeCard has vacated the building, ceased making payments related to the Ft. Lauderdale lease and has filed counterclaims. In May 1994, the court dismissed Peter Halmos' amended counterclaim for breach of contract for indemnity and intentional infliction of emotional distress but gave leave to amend. In June 1994 Peter Halmos filed a second amended counterclaim purporting to state claims for intentional infliction of emotional distress, fraud and negligent misrepresentation and declaratory judgment based on alleged breach of contract for indemnity or, in the alternative, promissory estoppel, related to indemnification of legal expenses in this lawsuit. In January 1995, Peter Halmos filed a third amended counterclaim which was identical in all material respects to the second amended counterclaim. On January 17, 1995, SafeCard filed its answer to the third amended counterclaim. On October 30, 1995, the court dismissed Peter Halmos' claims against the Company for fraudulent misrepresentation and specific performance and dismissed all claims against the Company's director. Discovery is proceeding. Trial is expected to occur in the first quarter of 1996.


         A suit which seeks monetary damages and certain equitable relief filed by SafeCard in August 1993 in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled SafeCard, breached his fiduciary duties to SafeCard, and misappropriated material non-public information to make $48 million in profits on sales of SafeCard stock. In March 1994, Mr. Halmos and related entities filed a counterclaim in which claims were made of conspiracy in restraint of trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of contract for indemnity and intentional infliction of emotional distress. SafeCard's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994. On April 12, 1995, the trial court granted the motion of Mr. Halmos and certain related entities to amend their counterclaims. The amended counterclaims include claims for indemnification for legal expenses incurred in the action and a claim that SafeCard's contract with CreditLine should be rescinded. On April 19, 1995, the trial court granted Mr. Halmos' motion for summary judgment that certain of SafeCard's claims against him were barred by the statute of limitations. SafeCard has filed an appeal, and the Court has entered an order staying all action on both the counterclaims and the Company's claims pending appeal. Oral argument on the appeal has been scheduled for November 15, 1995.

         A suit seeking monetary damages by Peter Halmos, purportedly in his name and in the name of CreditLine Corporation and Continuity Marketing Corporation against SafeCard, one of its officers and three of the Company's directors in United States District Court in the Southern District of Florida, in September 1994 purporting to state various tort claims, state and federal antitrust claims and claims of copyright infringement. The claims principally relate to the allegation by Peter Halmos and his companies that SafeCard has taken action to prevent him from being a successful competitor. On December 9, 1994, SafeCard, its officer and the Company's directors moved to dismiss the lawsuit. On March 8, 1995, the court granted Mr. Halmos' motion to file a second amended complaint. On March 28, 1995, SafeCard, its officer and the Company's directors again moved to dismiss the lawsuit. All discovery in the case has been stayed pending a ruling on the motion to dismiss. On August 16, 1995, the United States Magistrate Judge filed a Report and Recommendation that the case be dismissed.

         A suit seeking monetary damages by Peter Halmos, as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc., individually and James L. Binder as custodian for Elizabeth Binder; Edward Dubois; Sheila Ann Dubois, as personal representative of the Estate of Winifred Dubois; G. Neal Goolsby, John
         E. Masters, individually and as custodian for Gregory Halmos and Nicholas Halmos; and J.B. McKinney on behalf of themselves and all others similarly situated against SafeCard, one of its officers, one of its former officers and three of the Company's directors in the United States District Court for the Southern District of Florida in December 1994. This litigation involves claims by a putative class of sellers of SafeCard stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in SafeCard's investor relations program. The complaint also includes individual claims made by Peter Halmos in connection with the sale of stock by the two trusts controlled by him. The Complaint was amended on September 13, 1995 to join James L. Binder individually and as custodian for the James L. Binder, D.D.S., P.C. Profit Sharing Trust II. SafeCard and the individual defendants have filed a motion to dismiss. There has been limited discovery on class certification and identification of "John Doe" defendant issues.

         A suit seeking monetary damages and injunctive relief by LifeFax, Inc. and Continuity Marketing Corporation, companies affiliated with Peter Halmos, in the State Circuit Court in Palm Beach County, Florida in April 1995 against the Company, Family Protection Network, Inc., SafeCard, one of the Company's directors and the Company's Chief Executive Officer purporting to state various statutory and tort claims. The claims principally relate to the allegation by these companies that SafeCard's Early Warning Service and Family Protection Network were conceived and commercialized by, among others, Peter Halmos and have been improperly copied. An amended complaint filed on June 14, 1995 seeking monetary damages adds to the prior claims certain claims by Nicholas Rubino that principally relate to the allegation that SafeCard's Pet Registration Product was conceived by Mr. Rubino and has been improperly copied. The Company and the individual defendants have filed a motion to dismiss the amended complaint. A hearing was held on the motion to dismiss on October 13, 1995, and the court is considering this motion.

         A suit seeking monetary damages and declaratory relief by Peter Halmos, individually and as trustee for the Peter A. Halmos Revocable Trust dated January 24, 1990 and by James B. Chambers, individually and on behalf of himself and all others similarly situated against the Company, SafeCard, each of the members of the Company's Board of Directors, three non-board member officers of the Company, the Company's outside auditor and one of the Company's outside counsel in the United States District Court for the Southern District of Florida in June 1995. The litigation involves claims by a putative class of purchasers of the Company stock between December 14, 1994 and May 25, 1995 and on behalf of a separate class of all record holders of SafeCard stock as of April 27, 1995. The putative class claims are for alleged violations of the federal securities laws, for alleged breach of fiduciary duty and alleged negligence in connection with certain matters voted on at the Annual Meeting of SafeCard stockholders held on April 27, 1995. The Company and the individual defendants have filed a motion to dismiss these claims. There has been limited discovery on class certification issues.

         A purported shareholder derivative action initiated by Michael P. Pisano, on behalf of himself and other stockholders of SafeCard and Ideon Group, Inc. against SafeCard, Ideon Group Inc., two of their officers, and the Company's directors in United States District Court, Southern District of Florida. This litigation involves claims that the officers and directors of SafeCard have improperly refused to accede Peter Halmos' litigation and indemnification demands against the Company. The Company and the individual defendants have filed motions to dismiss the first amended complaint. On September 29, 1995, Pisano filed a second amended complaint which made additional allegations of waste and mismanagement against the Company's officers and directors in connection with the Family Protection Network and PGA Tour Partners products.


         A suit seeking monetary damages filed by Peter Halmos against SafeCard, one of its directors, its former general counsel, and its legal counsel in the Circuit Court, Fifteenth Judicial Circuit, in and for Palm Beach County, Florida on August 10, 1995. This litigation involves claims by Peter Halmos for breach of fiduciary duty and constructive fraud, fraud, and negligent misrepresentation and is based on allegations arising out of the resolution of a shareholder class action lawsuit in 1991 and SafeCard's subsequent filing of an action against Halmos and his related companies in Wyoming in 1993. SafeCard has filed a motion to dismiss which has been set for hearing on January 11, 1996.


         A suit by Lois Hekker on behalf of herself and all others similarly situated seeking monetary damages against the Company and its Chief Executive Officer in the United States District Court for the Middle District of Florida on July 28, 1995. The litigation involves claims by a putative class of purchasers of the Company's stock for the period April 25, 1995 through May 25, 1995 for alleged violation of the federal securities laws in connection with statements made about the Company's business and financial performance. Defendants filed a motion to dismiss on October 2, 1995.

         A declaratory judgment action by the Company and its directors against Peter Halmos in Delaware Chancery Court, New Castle County. This action seeks a declaration regarding the Company's advance indemnification obligations, if any, to Peter Halmos who has made numerous advance indemnification demands on the Company in connection with his many litigations.

         A suit by High Plains Capital Corporation against Ideon Group, Inc., SafeCard, two of its directors and The Dilenschneider Group, Inc. in Circuit Court in Palm Beach County, Florida. This litigation involved claims by High Plains Capital Corporation, a corporation with which Peter Halmos is affiliated, for certain incentive compensation arising out of Halmos' affiliation with SafeCard. The Complaint includes claims for breach of written agreements regarding additional services and expenses, an alternative claim for quantum meruit based on written agreement and a count for tortious interference with advantageous business relationship. The complaint has not yet been served on the Company.

         A suit filed by High Plains Capital Corporation against Ideon Group, Inc. and SafeCard in Circuit Court in Broward County, Florida. This litigation involves claims by High Plains Capital Corporation, a corporation with which Peter Halmos is affiliated, for alleged breach of oral contract, alleged violation of Florida's Uniform Trade Secrets Act, alleged misappropriation of trade secrets and for declaration that certain alleged trade secrets are the property of High Plains Capital Corporation. The complaint has not yet been served on the Company.

         The Company believes that it has proper and meritorious claims and defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of these litigation matters could have a material impact (either favorable or unfavorable depending on the outcome) upon the Company's operations, liquidity and financial condition.

     Other Matters
         In May 1995, the Company announced the signing of a definitive purchase agreement to acquire a 350,000 square foot building and related property for approximately $39,000,000. As part of the agreement, the Company paid $3,900,000 into an escrow account as a nonrefundable deposit pending the completion of the purchase in early 1996. In light of the product abandonments and restructurings discussed in Note 3, management included an amount related to the impairment of this deposit in the corporate charge of $7,176,000 recorded in the second quarter. Management is currently working with the building owner to facilitate a sale of the building to a third party from which the Company expects to recover a portion of the deposit.

                                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ideon Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Ideon Group, Inc. (formerly SafeCard Services, Incorporated) as of September 30, 1995, the related consolidated statement of operations for the three-month and nine-month periods then ended and the consolidated statement of cash flows for the nine-month period ended September 30, 1995, appearing in the Company's Form 10-Q for the quarter ended September 30, 1995. We also have reviewed the consolidated statements of income for the three-month and nine-month periods ended July 31, 1994 and the consolidated statement of cash flows for the nine-month period ended July 31, 1994 appearing in the Company's Form 10-Q for the quarter ended September 30, 1995. This financial information is the responsibility of the Company's management.

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




PRICE WATERHOUSE LLP
Tampa, Florida
October 23, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     References herein to the third quarter 1995 and to the third quarter 1994 refer to the three months ended September 30, 1995 and July 31, 1994, respectively. References to 1995 and 1994 refer to the nine months ended September 30, 1995 and July 31, 1994, respectively. Management does not believe that preparation of financial statements for the three or nine months ended September 30, 1994 would result in any more comparable information, and therefore, the additional costs which would have been incurred to prepare such financial statements would not be justified.


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


RESULTS OF OPERATIONS

CONSOLIDATED
Overview

     The Company reported a pre-tax loss of $12,152,000, resulting in a net loss of $7,778,000, or $.28 per share, for the third quarter 1995. The pre-tax loss includes a special charge of $10,861,000 for costs associated with the further abandonment of Ideon Marketing and Services product developmental efforts and the reduction of SafeCard and corporate staff and expenses. As discussed in the second quarter Form 10-Q, the Company attempted to launch two new businesses late in the first quarter and early in the second quarter of 1995. Consumer response rates to the products offered by these businesses were significantly lower than management's expectations and these products proved not to be economically viable. The Company closed its Family Protection Network business unit and significantly reduced the size of its Ideon Marketing and Services business unit, returning it to a developmental mode, in the second quarter. The third quarter special charge includes costs to discontinue the credit card servicing operation of Ideon Marketing and Services and to reduce SafeCard and corporate staff and overhead expenses.

     The Company expects to record a loss for the year ended December 31, 1995 as a result of the actions described above.


Revenues
     Revenues increased $11,128,000, or 24.0%, for the third quarter 1995 and $35,581,000, or 25.5%, for the nine months ended September 30, 1995 over the comparable periods in 1994. The increases are primarily due the acquisitions of Wright Express in September 1994 and National Leisure Group in January 1995 and revenue growth at SafeCard.

Operating Income

     The Company incurred pre-tax operating losses of $12,152,000 and $84,604,000 during the three and nine months ended September 30, 1995, compared to pre-tax operating income of $8,278,000 and $22,691,000 during the three and nine months ended July 31, 1994. The decline in operating income was the result of the expenses incurred in connection with the launch and subsequent abandonment of the two new product development initiatives and related restructuring discussed above. The operating losses include special charges of $10,861,000 and $45,017,000 for the three and nine months ended September 30, 1995 for costs associated with the abandonment of these product development efforts and the reduction of SafeCard and corporate staff and overhead expenses. The charges include severance payments to terminated employees, costs to terminate equipment and facilities leases, the recording of certain commitments and write-downs taken for asset impairments as a result of these actions.

     The following tables summarize operating results by business unit. The "Developmental Operations" column includes the operating results of Ideon Marketing and Services and Family Protection Network, the Company's developmental stage business units. Prior year financial information includes the operating results of SafeCard and general corporate activities.


For the three months ended September 30, 1995 (in thousands):

                                                       National    Develop-     Corporate
                                        Wright         Leisure      mental         and
                           SafeCard      Express        Group     Operations      Other        Total
Membership and
  subscription revenue     $  44,724                                                         $ 44,724
Card acquisition and
  services  revenue                     $   6,025                                               6,025
Consumer marketing
  revenue                      2,601                 $   3,012                                  5,613
Interest and other
   income                        155                                         $     1,026        1,181
                           ---------    ---------      ------       -------        -----        -----
Total revenue                 47,480        6,025        3,012                     1,026       57,543
                              ------        -----      -------                     -----       ------
Total costs and
 expenses                     42,022        5,056        3,313     $  9,190       10,114       69,695
                              ------      -------        -----     --------       ------       ------
Income (loss) before
  provision for income
  taxes                    $   5,458    $     969    $    (301)   $  (9,190)    $ (9,088)    $(12,152)
                           =   =====    ==  =====    =    =====   =  ======     = ======     ========



For the three months ended July 31, 1994 (in thousands):

                                                      National     Develop-     Corporate
                                        Wright         Leisure      mental         and
                           SafeCard      Express        Group     Operations      Other        Total
Membership and
  subscription revenue     $  41,423                                                         $ 41,423
Card acquisition and
  services  revenue
Consumer marketing
  revenue                      2,746                                                            2,746
Interest and other
   income                         79                                             $ 2,167        2,246
                          ----------                                             -------        -----
Total revenue                 44,248                                               2,167       46,415
                              ------                                               -----       ------
Total costs and
 expenses                     33,040                                    745        4,352       38,137
                              ------                                    ---        -----       ------
Income (loss) before
  provision for income
  taxes                    $  11,208                              $    (745)     $(2,185)    $  8,278
                           =  ======                              =========      =======     =  =====



For the nine months ended September 30, 1995 (in thousands):

                                                       National    Develop-     Corporate
                                        Wright         Leisure      mental         and
                          SafeCard       Express        Group     Operations      Other        Total
Membership and
  subscription revenue     $ 132,427                                                         $132,427
Card acquisition and
  services  revenue                     $  16,726                                              16,726
Consumer marketing
  revenue                      7,772                 $  12,063                                 19,835
Interest and other
   income                        448                        24                  $  5,543        6,015
                             -------       ------     --------                     -----      -------
Total revenue                140,647       16,726       12,087                     5,543      175,003
                             -------       ------     --------                     -----      -------
Total costs and
 expenses                    116,549       14,386       10,348     $ 83,166       35,158      259,607
                             -------     --------       ------     --------       ------      -------
Income (loss) before
  provision for income
  taxes                    $  24,098    $   2,340    $   1,739    $ (83,166)    $(29,615)    $(84,604)
                           =  ======    == ======    =   =====    = =======     ========     ========



For the nine months ended July 31, 1994 (in thousands):

                                                      National     Develop-     Corporate
                                        Wright         Leisure      mental         and
                           SafeCard      Express        Group     Operations      Other        Total
Membership and
  subscription revenue     $120,042                                                       $   120,042
Card acquisition and
  services  revenue
Consumer marketing
  revenue                      8,073                                                            8,073
Interest and other
   income                        229                                            $ 11,078       11,307
                               -----                                            ---------      ------
Total revenue                128,344                                              11,078      139,422
                             -------                                              ------      -------
Total costs and
 expenses                     94,786                                  1,014       20,931      116,731
                              ------                                  -----       ------      -------
Income (loss) before
  provision for income
  taxes                    $  33,558                              $  (1,014)    $ (9,853)    $ 22,691
                           =  ======                              =========     = ======     ========


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


     SafeCard markets its products and services through approximately 160 credit card issuers including banks, oil companies and retailers. New contracts have been signed with six existing clients during 1995, including an extension of the Company's contract with Citibank through the year 2000. SafeCard has also signed a letter of intent for a new five-year cooperative business relationship with Sears Roebuck & Company which is expected to become effective on January 1, 1996. As previously reported, SafeCard has ceased new marketing with Texaco.

     While modest growth in Hot-Line subscription revenues through credit card issuers may be achievable in the future, the Company believes that successful development of new products and services will become increasingly important to the future growth of SafeCard revenues and operating income. However, the viability of new products and services under development is not assured and the timing of bringing such new products and services to market cannot be estimated.


Revenues
     Membership and subscription revenue, net increased 8.0% from $41,423,000 in the second quarter 1994 to $44,724,000 in the second quarter 1995. Membership and subscription revenue increased 10.3% to $132,427,000 for the nine months ended September 30, 1995 from $120,042,000 for the nine months ended July 31, 1994. Membership and subscription revenue represents the amortization of advance payments received from subscribers to SafeCard's credit card enhancement continuity services such as Hot-Line and Fee Card. The increases are due to a combination of factors, including an increase in the number of subscribers to SafeCard's Hot-Line, Fee Card and CreditLine services, a shift in sales mix to higher priced products, such as CreditLine, and a price increase for certain Hot-Line subscriptions which began in 1993. Membership and subscription revenue is reported net of an allowance for cancellations. Billings for subscriptions are deferred and amortized to revenue over the related subscription periods, generally one or three years.

The following table details renewal rates at September 30, 1995 and July 31, 1994:

         Subscription Product                         1995              1994
         --------------------                         ----              ----
         Single year Hot-Line                           76%              75%
         Multi-year Hot-Line                            47%              48%
         Fee Card (primarily single year)               80%              81%


     Renewal rates are computed by comparing the number of paid subscribers at the end of the period for each subscriber campaign pool to the number of paid subscribers at the beginning of the period. SafeCard monitors renewal rates by product by client on a monthly basis. Renewal rates of subscribers are affected by a variety of factors, including the number and mix of subscribers renewing, economic factors, changes in the credit card industry and other factors, some of which may be beyond SafeCard's control, as well as the effectiveness of retention programs.


     The following table details subscriber activity for the nine months ended September 30, 1995 and July 31, 1994 for SafeCard's credit card enhancement and continuity services.

                      Beginning              New                                    Ending
                     Subscribers        Subscribers         Cancellations        Subscribers
                     -----------        -----------         -------------        -----------
       1995          13,046,000           2,847,000            (2,719,000)       13,174,000
       1994          12,043,000           3,630,000            (2,797,000)       12,876,000

     New subscribers represent fee-paying subscribers obtained through various marketing channels. Free trial subscriptions which are offered periodically as a marketing technique are excluded from the subscriber activity above. Cancellations consist of both voluntary and involuntary membership losses. Voluntary cancellations result from members electing to discontinue their subscriptions. Involuntary cancellations result from the closure of credit card accounts or other events beyond SafeCard's control.


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

     Changes in marketing emphasis and the extent of new marketing with credit card issuers affects the number of potential subscribers. In addition, certain card issuers, including Citibank, have begun to limit telemarketing performed by SafeCard and other enhancement providers to their customer lists. As a result, SafeCard has developed alternative marketing channels, such as solicitation efforts during credit card activation. In addition, SafeCard is expanding its use of customer modeling in order to more effectively solicit likely purchasers. SafeCard expects that these efforts will partially offset the negative effects of reduced telemarketing contacts.

     At any given point in time, SafeCard is in contractual discussions with various current and potential card issuer clients regarding the state of its relationship, the extent of new marketing, new product offerings and other matters. SafeCard has signed a letter of intent for a new five-year cooperative business relationship with Sears Roebuck & Company. In connection with this new agreement, which is expected to be effective January 1, 1996, Sears will assume additional marketing costs and SafeCard's overall margins will be reduced. As a result, SafeCard expects pretax income from existing products to be lower by approximately $2,000,000 in 1996. In addition, SafeCard will be working with Sears to develop and test new card enhancement products which could provide growth potential. Future changes in business strategy by credit card issuers or relationships with such issuers could have an adverse impact on the revenues and earnings of SafeCard.


     SafeCard also generated consumer marketing revenue from its discount travel service and date reminder service, including the sale of calendars and appointment books. Consumer marketing revenue decreased 5.3% to $2,601,000 in the third quarter 1995 as compared to $2,746,000 in the third quarter 1994 and decreased 3.7% to $7,772,000 for the nine months ended September 30, 1995 as compared to $8,073,000 for the nine months ended July 31, 1994.

Operating Income
     Operating income decreased 51.3% to $5,458,000 in the third quarter 1995 compared to $11,208,000 in the third quarter 1994 and 28.2% to $24,098,000 for the nine months ended September 30, 1995 compared to $33,558,000 for the nine months ended July 31, 1994. The decrease in operating income was primarily the result of a third quarter restructuring charge, the change in amortization of subscriber acquisition costs adopted in December 1994, increased marketing and new product development costs and increased facilities and equipment costs.


     As previously discussed, the Company has reviewed and evaluated SafeCard's organization and structure. A restructuring charge of $3,010,000 was recorded in the third quarter to cover the associated costs of streamlining SafeCard's operating structure. Approximately 70 positions have been eliminated and several functions will be restructured to take advantage of operational efficiencies obtained from automation programs recently implemented.


     Prior to 1995, deferred subscriber acquisition costs were amortized over the expected life of the subscriber including renewal periods (10 to 12 years for single year and multi-year subscriptions, respectively). As of December 31, 1994, the amortization periods were shortened to match the initial subscription period (1 to 3 years). As a result of the change, deferred subscriber acquisition costs in 1995 are recognized on a more accelerated method as compared to the prior year.


     Beginning in late 1994 and continuing through the third quarter 1995, SafeCard increased its marketing and new product development efforts in order to expand its product lines and better target new customers. These efforts translated into higher marketing and product development expenses of $2,200,000 and $5,400,000 for the three and nine month periods ended September 30, 1995, respectively, which were partially offset by higher revenues.


     SafeCard also experienced higher facilities and equipment expenses during 1995 compared to 1994 due to increased depreciation associated with capital expenditures in 1994 and 1995. Since October 31, 1994, capital expenditures have totaled $13,000,000, including approximately $8,000,000 for the expansion of the Cheyenne operating center. The remainder represents upgraded computer equipment and systems.


WRIGHT EXPRESS
Business Overview
     Wright Express, acquired in September 1994, provides transaction and information processing services to oil companies and commercial transportation fleets primarily through a national credit card network program, the Wright Express Universal Fleet card ("the WEX card") and through private label processing arrangements for retail fuel marketers.

     The WEX card is accepted at approximately 90,000 fueling locations in the United States and is used by fleets covering over one-half million vehicles. Wright Express programs include co-branded fleet fueling programs for many of the nation's vehicle leasing companies.

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


     Competition for Wright Express primarily exists in the form of oil company credit cards and other competing fleet cards, including those offered by large card associations and financial institutions. Generally, what differentiates Wright Express from its competition is the array of ancillary information processing services that are offered in addition to the basic credit card service. These oil companies and certain other competitors are larger and have greater financial and other resources than Wright Express or the Company. There can be no assurance that Wright Express will not face increased competition in the future.


Revenues
     Card acquisition and services revenue was $16,726,000 for the nine months ended September 30, 1995, including revenue of $6,025,000 in the third quarter 1995 compared to $5,791,000 in the second quarter of 1995. Card acquisition and services revenue is principally in the form of transaction fees deducted from amounts remitted to retail fueling merchants and monthly fees charged to fleet customers.


     Card acquisition and services revenue varies as a result of changes in fuel prices and the volume of fuel purchased. Amounts owed to retail fueling merchants decreased approximately 5% from the second quarter 1995 to the third quarter 1995 as a result of a corresponding decline in fuel prices. This reduction in card acquisition and services revenue was more than offset by an increase in the volume of fuel purchased on both the WEX and private label program cards from 123 million gallons in the second quarter 1995 to 139 million gallons in the third quarter 1995. This volume represents less than 2% of the 30-35 billion gallon annual automobile and light truck fleet fueling market, which is part of a larger 50-55 billion gallon commercial fleet fueling market.


Operating Income
     Operating income was $969,000 in the third quarter 1995 compared to $701,000 in the second quarter 1995. The increase in operating income is due to the increase in card acquisition and services revenue, as described above, offset by a slight increase in operating expenses and product development costs.


NATIONAL LEISURE GROUP
Business Overview

     As discussed in Note 4 of Notes to Consolidated Financial Statements, National Leisure Group was acquired effective January 1995. National Leisure Group provides vacation travel packages and cruises directly to the public in partnership with established retailers and warehouse clubs throughout New England and with credit card issuers and travel club members nationwide. The majority of bookings have historically been generated in New England area retail stores such as Filene's Basement and, as a result, are dependent upon the level of customer traffic in these stores. However, sales through credit card issuers and travel clubs are becoming significant new sources of growth.


Revenues
     Consumer marketing revenue for National Leisure Group was $12,063,000 for the nine months ended September 30, 1995, reflecting revenue of $3,012,000 in the third quarter 1995, compared to $3,424,000 in the second quarter 1995 and $5,627,000 in the first quarter 1995. National Leisure Group's revenues have historically come primarily from retail outlets in the New England area and are highly seasonal in nature with the majority of sales in the winter months (first and fourth quarters). Revenue was also negatively impacted by adverse weather conditions at several popular vacation destinations which reduced new bookings and increased cancellations. Revenues are primarily generated from commissions paid by cruiselines and vacation package wholesalers.

Operating Income
     National Leisure Group had an operating loss of $301,000 in the third quarter 1995 compared to operating income of $1,680,000 and $360,000 in the first and second quarters of 1995, respectively. The decrease from the preceding 1995 quarters are due to the seasonality of National Leisure Group's business in which most bookings occur during the first and fourth quarters of each year (i.e. the fall and winter months) and the negative impact of weather conditions at destination sites, as noted above.



DEVELOPMENTAL OPERATIONS
     The "Developmental Operations" column of the business units table includes the operating results of Family Protection Network and Ideon Marketing and Services (including Collections of the Vatican Museums). Revenues generated from these developmental efforts are not material and have been netted against operating expenses for financial statement presentation. The losses presented in the table include the actual losses from operations and the associated product abandonment costs recorded in 1995.

Business Overview
Family Protection Network

     Family Protection Network ("FPN") was initiated as a nationwide child registration and search product. The Company expended approximately $7,000,000 to develop the concept during 1994 and through March 31, 1995. These costs were expensed as research and new product development costs as incurred and are included in costs related to products abandoned and restructuring in the Statement of Operations. The Company launched the new business in April 1995.

     In late May 1995, preliminary launch results indicated lower than anticipated consumer response rates and the Company announced its plans to reduce marketing expenditures while analyzing product designs as well as distribution channels. During June 1995, FPN used in-market mailings to test different product configurations and price points and to verify the results from the initial launch that the products were not economically viable. As a result of the unsuccessful product launch and the subsequent unsuccessful test mailings, the Company discontinued Family Protection Network.


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

     An expanded Partners credit card program was launched in late March and early April 1995. In late May 1995, preliminary launch results indicated lower than anticipated consumer response rates and the Company announced its plans to reduce marketing expenditures while analyzing product designs as well as distribution channels. During June 1995, the Company began in-market test mailings to determine product viability and test alternative product configurations. The results of these test mailings were not satisfactory. As a result, the Company ceased marketing the PGA TOUR Partners credit card program and eliminated approximately two-thirds of IMS' marketing and customer service positions. The remaining employee base was kept to continue the development and testing of new PGA TOUR offerings.


     On September 14, 1995, after a period of product redesign and test marketing, the Company announced that it would discontinue its credit card servicing role in connection with the PGA TOUR Partners credit card program. This resulted in the elimination of approximately 60 additional positions. IMS plans to continue its PGA TOUR Partners membership servicing role while SunTrust will assume credit card servicing responsibilities.

     IMS also continues testing its Collections of the Vatican Museums program, with catalog mailings during the third and fourth quarters of 1995. IMS has spent approximately $1,800,000 on this program in 1995 and expects to incur an additional $650,000 over the remainder of the year to complete test marketing efforts. The future development of this program will be evaluated based on the results of the catalog test marketing.

Operating Loss

     FPN and IMS incurred a combined operating loss of $9,190,000 and $83,166,000 for the three and nine month periods ended September 30, 1995, including special charges of $3,612,000 and $26,980,000 taken in the third and second quarters of 1995, respectively, to cover costs associated with the product abandonments.


     For the third quarter 1995, IMS had an operating loss of $9,190,000, including $5,578,000 related to marketing and operational costs incurred and $3,612,000 related to the cost of employee severance, costs to terminate equipment and facilities leases and the recognition of certain commitments. Marketing and operational costs incurred include $829,000 for the Collections of the Vatican Museums test marketing. Marketing and operational costs incurred for the nine months ended September 30, 1995 totaled $31,796,000 while costs related to product abandonment amounted to $21,606,000.

     The operations of FPN were discontinued effective June 30, 1995. FPN incurred an operating loss of $29,765,000 for the six months ended June 30, 1995, including $20,778,000 of marketing and operational costs and $8,987,000 related to the cost of employee severance, costs to terminate equipment and facilities leases and the write-down resulting from the impairment of certain assets.


CORPORATE AND OTHER
Overview

     Corporate expenditures have increased during 1994 and the first half of 1995 as the Company developed the infrastructure necessary to support previously anticipated growth, including corporate marketing and information technology support. In the future, corporate staff will provide support services that can only be effectively and economically performed centrally.

The corporate and other operating loss in the business unit table includes the following:

For the three months ended September 30, 1995 and July 31, 1994 (in thousands):

                                                                 Three Months                 Three Months
                                                                    Ended                     Ended
                                                             September 30, 1995           July 31, 1994

       General corporate overhead expenses                       $    3,905                 $   2,005
       Litigation and other legal expenses                            1,420                     2,212
       Corporate research and development                               550                       135
       Asset impairment and restructuring charges                     4,239                     -
       Interest income                                                 (954)                   (2,167)
       Other income                                                     (72)                      -
                                                                 -----------                --------
                                                                 $    9,088                 $   2,185
                                                                 =    =====                 =   =====

For the nine months ended September 30, 1995 and July 31, 1994 (in thousands):

                                                                  Nine Months             Nine Months
                                                                   Ended                    Ended
                                                              September 30, 1995          July 31, 1994
                                                              ------------------          -------------

       General corporate overhead expenses                       $   16,320                 $   5,932
       Litigation and other legal expenses                            4,308                     6,964
       Corporate research and development                             3,115                       135
       Asset impairment and restructuring charges                    11,415                     7,900
       Interest income                                               (4,518)                   (6,218)
       Other income                                                  (1,025)                   (4,860)
                                                                  ---------                    ------
                                                                 $   29,615                 $   9,853
                                                                 =   ======                 =   =====


General Corporate Overhead Expenses
     General corporate overhead expenses increased $1,900,000 (94.8%) for the third quarter 1995 compared to the third quarter 1994 and $10,388,000 (175.1%) for the nine months ended September 30, 1995 as compared to the nine months ended July 31, 1994. These increases were the result of indirect costs incurred for new product launches, acquisition efforts and a larger corporate infrastructure designed to support previously anticipated growth. Increases in corporate overhead expenses for the three and nine months ended September 30, 1995 included increases in payroll and related expenses of $931,000 and
$3,156,000, respectively; increases in outside services of $753,000 and $2,395,000, respectively; and increases in corporate operating expenses of $216,000 and $4,837,000, respectively.


     As previously discussed, the Company has reviewed and evaluated its organization and structure. The Company has instituted expense reduction efforts including a hiring freeze, restrictions on travel, a decrease in the use of outside consultants and has reduced its corporate staff by more than 60% since the end of the first quarter 1995. As a result of these cost cutting measures and the third quarter restructuring, general corporate overhead expenses decreased $4,598,000 or 54.1% over the second quarter 1995. As discussed below, a restructuring charge of $4,239,000 was recorded in the third quarter to cover the associated costs of downsizing the Company's corporate infrastructure.


Litigation and Other Legal Expenses
     The Company incurred approximately $1,402,000 and $4,308,000 of litigation and other legal expenses during the three and the nine months ended September 30, 1995 compared to $2,212,000 and $6,964,000 during the three and nine months ended July 31, 1994. Litigation expenses anticipated in future periods cannot be quantified. By their very nature, such expenses are dependent on a number of factors beyond the Company's control (see Note 10 of Notes to Consolidated Financial Statements and Item 1. "Legal Proceedings" under Part II "Other Information").

Corporate Research and Development

     Corporate research and development includes the costs of developing new products and services and new areas of business that are not directly related to the Company's existing business units. Corporate research and development efforts were minimal during the 1994 periods presented. These efforts were greater during 1995 due to the development and launch of new products in the first and second quarters of 1995.


Asset Impairment and Restructuring Charges

     The 1995 asset impairment and restructuring charges include a $7,176,000 write-down of certain assets related to the product abandonments recorded in the second quarter and a $4,239,000 restructuring charge recorded in the third quarter for the downsizing of the corporate headquarters staff. See Note 3 of Notes to Consolidated Financial Statements.


     The 1994 restructuring charge was for a reorganization of operations, the appointment of a new senior management team and a related settlement with a former chief executive officer. These charges included the costs to close the Ft. Lauderdale, Florida sales office, employee severance and lease termination costs.

Interest and Other Income
     Interest income decreased $1,213,000 (56.0%) during the third quarter 1995 as compared to the third quarter 1994 and $1,700,000 (27.3%) during the nine months ended September 30, 1995 as compared to the nine months ended July 31, 1994. Interest income is primarily derived from earnings on the Company's municipal bonds and U.S. Treasury securities portfolio, as well as earnings on cash invested in money market funds and overnight repurchase agreements. The decrease in interest income is due to lower interest rates and lower levels of investment holdings during the period as the Company redeployed its investment resources to fund the launch of new businesses and the acquisitions of Wright Express and National Leisure Group. The impact of the decrease in investment holdings was partially offset by the repositioning of a significant portion of the municipal bond portfolio into higher yielding short-term taxable securities during the nine months ended September 30, 1995. See Note 5 to Notes to Consolidated Financial Statements.

     Other income decreased $3,835,000 (78.9%) for the nine months ended September 30, 1995 as compared to the nine months ended July 31, 1994 due to $4,257,000 of gains from litigation settlements in the second quarter 1994. This decrease was offset by realized gains on sales of securities available for sale of $1,014,000 during the nine months ended September 30, 1995 compared to securities gains of $603,000 during the nine months ended July 31, 1994. The 1995 sales were part of the Company's previously announced plans to shorten the portfolio's overall maturity and increase its investments in taxable securities.

Provision for Income Taxes
     For interim reporting purposes, the Company provides income taxes based upon an estimated effective income tax rate for the tax year containing the interim reporting period. For information regarding the Company's effective income tax rate and deferred income tax assets and liabilities, see Note 7 of Notes to Consolidated Financial Statements.


     Effective November 1, 1993, the Company prospectively adopted FAS 109. The adoption of FAS 109 required a change from the deferred method to the liability method of accounting for income taxes. The impact of the adoption of FAS 109 had a cumulative positive effect on the Company's reported earnings of $2,000,000 during the nine months ended July 31, 1994. This positive impact was primarily the result of deferred income taxes being provided in prior periods at tax rates higher than those currently in effect.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
     Cash used in operating activities was $53,304,000 in 1995 compared to $31,945,000 provided by operating activities in 1994. The decrease in cash flow from operations is principally the result of a $116,021,000 increase in cash paid to suppliers and employees, which includes cash expenditures for research and product development, product abandonment and restructuring payments and a $4,257,000 decrease in gain from litigation settlements. The increase in cash paid to suppliers and employees was offset by a $27,144,000 increase in cash received from subscribers and customers.

     Of the $116,021,000 increase in cash paid to suppliers and employees, approximately $27,107,000 was expended for the development and launching of the PGA TOUR Partners program, $22,721,000 for Family Protection Network and $2,594,000 for Collections of the Vatican Museums. In addition, approximately $29,046,000 was expended for the operations of Wright Express and National Leisure Group. Neither of these business units were included in the consolidated results of operations for 1994.

     The remaining increase in cash paid to suppliers and employees is the result of a larger corporate infrastructure and increased spending on SafeCard and general corporate research and product development activities.

     Partially offsetting the increase in cash paid for the development and launching of new businesses, products and services, is a decrease in expenditures for subscriber acquisition costs of $1,399,000 in 1995 as compared to 1994. The volume and type of subscriber acquisition expenditures, as well as enrollments, fluctuate periodically, and such fluctuations are not unusual. Due to timing differences between periods, there may not always be a direct correlation between subscriber acquisition expenditures and new enrollments and related billings in a particular period. In addition, historical response rates may not be an indication of future response rates.

     In addition to the decrease in expenditures for subscriber acquisition costs, commissions paid to credit card issuers decreased $2,351,000 in 1995 compared to 1994. The decrease in commissions paid was related to the decrease in net billings for credit card enhancement continuity services as discussed below.

     A postal rate increase became effective in January 1995. Since postage represents the largest component of direct mail costs, this rate of increase has a direct impact on the Company by increasing subscriber acquisition costs. During 1995, deferred subscriber acquisition costs increased by approximately $1,203,000 for additional expenditures for postage as a result of the rate increase. The Company is working with its card issuer clients to better target its direct mailings, is considering changes in its mix of direct mailings and is taking other steps to reduce the impact of the postal rate increase. In addition, provisions in some card issuer client contracts allow for the recovery of postal rate increases from the card issuer.


     Of the $33,376,000 increase in cash received from subscribers and customers, the operations of Wright Express and National Leisure Group generated approximately $26,483,000. The remaining increase is due to a decrease in accounts receivable for credit card enhancement continuity services.


     Net billings for credit card enhancement continuity services were $133,065,000 in 1995 compared to $143,338,000 in 1994. This decrease in net billings is primarily due to differences in the timing of merchandise billings when comparing billings on a different fiscal year basis for 1995 and 1994. Additionally, the decline in billings reflects the impact of the renegotiation of contracts with certain large credit card issuers and a reduction in the number of customer contacts permitted by credit card issuers. In light of the reduction in permitted customer contacts, SafeCard has engaged in more targeted marketing in an attempt to improve response rates. New marketing began increasing at the end of the second quarter.


     As a result of its large tax net operating loss for the tax year ended October 31, 1994, the Company filed a carryback claim for the refund of tax payments made in 1991 and 1992. In the third quarter 1995, the Company received tax refunds of approximately $9,300,000 as a result of the carryback claim.

Investing Activities
     Cash provided by investing activities was $67,130,000 in 1995 compared to $7,924,000 used in investing activities in 1994. Proceeds from sales and maturities of investment securities, net of securities purchased increased $103,327,000 in 1995 as compared to 1994. As previously discussed, the Company actively repositioned its investment portfolio in order to shorten the overall maturity of the portfolio and to take advantage of higher yielding short term taxable securities. In addition, the Company continued to redeploy its investment resources to fund the launch of new businesses and the acquisition of National Leisure Group. The Company also paid $12,977,000 (net of cash acquired) to acquire the net assets of National Leisure Group in the first quarter of 1995 (see Note 4 of Notes to Consolidated Financial Statements).

     The Company also expended $15,296,000 more for capital assets in 1995 than in 1994, principally due to the Company's expansion and renovation of its operations center in Cheyenne, Wyoming and company-wide information technology enhancements. The renovations and expansion of the Cheyenne facility are substantially complete.

Financing Activities

     Cash flow used in financing activities was $7,031,000 in 1995 compared to cash flow provided by financing activities of $20,272,000 in 1994. Cash flow used in financing activities included a $9,228,000 increase in treasury share purchases and a $402,000 increase in dividends paid. These increases were offset by $6,506,000 of net borrowings on Wright Express' revolving credit facility and a $24,179,000 decrease in proceeds from the exercise of stock options.

    On May 30, 1995, the Company's board of directors reinstated a stock repurchase program authorizing the Company to purchase up to 2,500,000 shares of outstanding common stock on the open market. The program, which had ended
October 31, 1994, authorized the Company to purchase a total of 6,000,000 shares, of which approximately 3,500,000 shares had been previously purchased. As of September 30, 1995, the Company had purchased 995,100 shares for $9,711,000 under the reinstated plan.


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


     As previously discussed, the Company has reinstated a stock repurchase program. While the Company is not obligated to purchase any stock under the program, if the full amount of authorized shares are repurchased at the current market price, the Company would spend approximately $13 million to acquire its stock.


     The Company expects to invest an additional $650,000 in 1995 to complete the test marketing of its Collections of the Vatican Museums, nearly all of which has been committed.

     In May 1995, the Company announced the signing of a definitive purchase agreement to acquire a 350,000 square foot building and related property for approximately $39,000,000. As part of the agreement, the Company paid $3,900,000 million into an escrow account as a nonrefundable deposit pending the completion of the purchase in early 1996. In light of the product abandonments and restructurings discussed above, Management included an amount related to the impairment of this deposit in the corporate charge of $7,176,000 recorded in the second quarter. Management is currently working with the building owner to facilitate a sale of the building to a third party from which the Company expects to recover a portion of the deposit.


    The amount of the expected costs or commitments to develop or acquire new businesses, products and services in future periods other than those discussed above are not quantifiable. In addition, legal and litigation expenses to be incurred in future periods, including amounts paid in resolution thereof, cannot be quantified. Such amounts could be material to liquidity or results of operations. The Company believes that its cash flow from operations and the Company's cash and investment balances ($77,243,000 as of September 30, 1995) are adequate to meet the Company's current and long term liquidity needs.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     The Company is defending or prosecuting claims in thirteen complex lawsuits, twelve of which involve Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard, and parties related to him as adversaries. These lawsuits are described in Note 10 of Notes to Consolidated Financial Statements under Part I. "Financial Information." The Company believes that it has proper and meritorious claims and defenses in these lawsuits which it intends to pursue vigorously. Peter Halmos is also a plaintiff in two other lawsuits, one against a former officer and one against a director of the Company, in which neither SafeCard nor the Company is named as a defendant.


    The Company is involved in certain other claims and litigation which are not considered material to the operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         11(a)    Computation of Primary Earnings Per Share

         11(b)    Computation of Fully Diluted Earnings Per Share

         15       Letter regarding unaudited interim financial information

         27       Financial Data Schedule


(b)      Reports on Form 8-K

                  On July 31, 1995, the Company announced that it had discontinued its child registration and missing child search service and would be redesigning and test marketing its PGA TOUR Partners program. In addition, the Company announced that it was significantly reducing its corporate staff and streamlining its SafeCard Services business unit. The announced actions would eliminate approximately 375 jobs and result in a charge of $34,200,000 in the second quarter 1995.

                  On September 14, 1995, the Company announced that it was eliminating approximately 75 jobs and reconfiguring its senior management team. The Company also announced that its Ideon Marketing and Services business unit will discontinue its credit card servicing role in connection with the PGA TOUR Partners credit card program.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     IDEON GROUP, INC.
                                        (Registrant)




Date: November 13, 1995             /s/ Paul G. Kahn
                                    ----------------
                                      Paul G. Kahn
                                      Chairman of the Board and
                                      Chief Executive Officer



Date: November 13, 1995             /s/ G. Thomas Frankland
                                    -----------------------
                                       G. Thomas Frankland
                                       Vice Chairman and
                                       Chief Financial Officer