Form 10-K
period 1995-12-31
IDEON GROUP INC
filed 1996-03-20
CIK 943097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    Annual Report Pursuant to Sections 13 or 15(d) of The Securities Exchange
                                  Act of 1934

    For the Fiscal Year Ended December 31, 1995 Commission File No. 1-11465
                            ----------------- -------

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

Securities registered pursuant to Section 12(b) of the Act:

         Title of Class         Name of Exchange on Which Registered
  Common Stock, $.01 Par Value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing market price on March 15, 1996):
$332,284,243.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock (as of March 15, 1996): Common Stock, $.01 Par Value - 27,981,831 shares.

                                         Documents Incorporated By Reference

     Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                           Total Number of Pages - 95

                                     PART I
Item 1.    BUSINESS

Background

         Ideon Group, Inc. ("Ideon" or the "Company") is a holding company with current operating business units as follows: SafeCard Services, Incorporated ("SafeCard"), Wright Express Corporation ("Wright Express"), National Leisure Group, Inc. ("National Leisure Group") and Ideon Marketing and Services Company ("IMS"). The operations of an additional business unit, Family Protection Network, Inc. ("Family Protection Network"), were both initiated and terminated during 1995. On April 27, 1995, the stockholders of SafeCard, a Delaware corporation organized in 1969, approved a plan of reorganization whereby SafeCard became a wholly-owned subsidiary of Ideon, a Delaware corporation formed in December 1994. All shares of SafeCard common stock were converted into shares of Ideon common stock. Upon the completion of the reorganization, the Company's headquarters were relocated from Cheyenne, Wyoming to Jacksonville, Florida.

    SafeCard, the Company's principal subsidiary, is a credit card enhancement marketing company that serves over 160 credit card issuers and more than 13 million subscribers. SafeCard's executive offices were also relocated to Jacksonville, Florida from Cheyenne, Wyoming, in April 1995. This move did not impact SafeCard's operational facility in Cheyenne. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 7 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

    In 1993 and 1994, the Company began placing greater emphasis on the development of new products and services and additional lines of business. The Company's strategy was to diversify and broaden its scope to become an innovative marketing and servicing organization operating through multiple strategic business units. To accomplish this strategy, the Company named a new senior management team, expanded and enhanced its infrastructure and accelerated the development of new products and services and new areas of business. In 1994 and 1995, the Company incurred significant expenses in developing these new products and new areas of business. During this time, the Company made two acquisitions and launched two internally developed businesses as a result of these developmental efforts.

    In September 1994, the Company acquired Wright Express, a provider of information processing, management and financial services to petroleum companies and transportation fleets in the United States. The Wright Express Universal Fleet Card is the nation's most widely accepted electronic fleet fueling credit card and is accepted at over 90,000 fueling locations. Wright Express is based in South Portland, Maine.

     In January 1995, the Company acquired National Leisure Group, a provider of vacation travel packages and cruises directly to the public in partnership with established retailers and warehouse clubs throughout New England and with credit card issuers and membership clubs nationwide. National Leisure Group is based in Boston, Massachusetts.

    In 1995, the Company formed IMS principally to fulfill its obligation under an exclusive multi-year marketing and servicing agreement with the PGA TOUR that was entered into in November 1994. Under the agreement, IMS began managing the PGA TOUR Partners program which included a co-branded credit card issued and funded by SunTrust BankCard, N.A. IMS was also responsible for card acquisition and customer servicing. In May 1995, the Company announced that, due to lower than expected response rates to the PGA TOUR Partners program, the activities of IMS would be significantly curtailed. In September 1995, the Company announced that card servicing for the PGA TOUR Partners credit card would be transferred to SunTrust. IMS continues to service existing PGA TOUR Partners non-credit card accounts (see Developmental Operations below). IMS is based in Jacksonville, Florida.

    IMS is also engaged in test marketing a direct response consumer business, Collections of the Vatican Museums, that offers to consumers, primarily through catalog distribution, products that are recreated from and inspired by historic works from the thirteen Vatican Museums.

     In 1995, the Company formed Family Protection Network, a nationwide child registration and missing child search program. Consumer response rates from the initial product launch were significantly lower than anticipated, and the Company discontinued the operation effective June 30, 1995 (see Developmental Operations below).


    In February 1996, SafeCard completed its acquisition of United Bank Services ("UBS"), a provider of value added enhancement products and services through a diverse group of financial institutions. Products and services offered by UBS, based in Norman, Oklahoma, include an airline frequent flyer miles program, rebate travel, insurance enhancements, customer loyalty and credit card merchant reward programs.

    On February 14, 1995, the Company filed a Transition Period Form 10-Q for the two months ended December 31, 1994 in order to effect a change in its year end from October 31 to December 31. References herein to the year 1995 refer to the Company's calendar year ended December 31. References herein to the Transition Period refer to the two months ended December 31, 1994. References herein to the years 1994 and 1993 refer to the Company's previous fiscal years ended October 31.

    The following discussion of the Company's business activities is segmented according to its current operating business units, which is the same segregation used by management in its internal evaluation of financial results. Additional information regarding the Company's results of operations and financial condition, including segmented financial information, can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

SafeCard Services, Inc.

    SafeCard has historically been in the business of selling subscriptions by mail and telephone for continuity services that it provides to subscribers.
Continuity services are services provided pursuant to subscriptions which typically continue annually or periodically unless canceled by the subscriber. Subscriptions are primarily sold to credit cardholders through arrangements with credit card issuers, including banks and financial services companies, major oil companies, retail department stores and others. Subscriber acquisition material printed for SafeCard that describes its services and how to subscribe is inserted in the credit card issuer's monthly billing statements or mailed by SafeCard directly to credit cardholders. Credit cardholders are also asked to subscribe by means of direct telemarketing solicitation. SafeCard has recently begun marketing through alternative channels, such as solicitation efforts during credit card activation. Subscription fees are generally billed to subscribers' credit card accounts and remitted to SafeCard by the credit card issuer. A discussion of SafeCard's services and subscriber acquisition methods follows.

    Hot-Line Credit Card Loss Notification Service
    Hot-Line is a credit card registration service. If a subscriber notifies SafeCard of the loss or theft of his/her credit cards, SafeCard retrieves (or, if cards have not previously been registered, obtains) the necessary card registration information, and then promptly notifies the credit card issuers of the loss, simultaneously requesting replacement. In most states, Hot-Line protects members with liability insurance for fraudulent use of credit, debit, ATM and calling cards. Membership includes issuance of fraud-deterrent stickers to be affixed to credit cards, a change of address service to notify card issuers and magazines when a subscriber moves, car rental discounts and a "DateReminder" service. SafeCard will also wire stranded subscribers a cash advance or send an airplane ticket, subject to available credit on a bank card. Other services available to subscribers include a 24-hour message center and nationwide toll-free message relay service.

    Hot-Line is SafeCard's original service and has been its major source of revenue and earnings. During 1995, the Transition Period, 1994 and 1993, Hot-Line provided 55%, 61%, 65% and 68% of the Company's total consolidated revenue, respectively. In addition, Hot-Line provided 73%, 75%, 76% and 78% of the Company's consolidated membership and subscription revenue during the same periods. SafeCard generally charges an annual membership fee of $15 for a single year subscription. SafeCard also sells multi-year subscriptions, generally for three year periods at a price of $39 to $45, which provide for payment in advance of the full subscription price. SafeCard sometimes offers to subscribers an initial trial period at either no fee or a nominal fee.

    Fee-Based Credit Card Services
    SafeCard, through arrangements with certain credit card issuers, markets fee-based credit cards ("Fee Card") on behalf of the issuer, generally to the issuer's existing no fee cardholders. For an annual fee of $15 to $25, cardholders who elect to subscribe to the fee-based credit cards typically receive a new credit card (to replace the no fee card) and various services such as credit card registration, discounts on travel, insurance and other services provided or obtained by SafeCard. The card issuer is responsible for the collection of all charges made to the credit card and may also provide additional services to the cardholder. During 1995, the Transition Period, 1994, and 1993, Fee Card programs provided 13%, 14%, 14% and 12% of the Company's consolidated revenue, respectively. In addition, Fee Card programs provided 17%, 17%, 16% and 14% of the Company's consolidated membership and subscription revenue during the same periods.

    Reminder Services
    SafeCard also offers date reminder services ("Reminder Services") which provide subscribers, by mail, a monthly computer-generated reminder listing personal dates and events registered by the subscriber in addition to standard holidays. Subscribers add dates and events as desired, either by mail or by calling SafeCard's operations center. The Reminder Services include either a large plastic-laminated wall calendar, and/or a personal Desk Appointment Book and/or a Pocket Appointment Book. During 1995, the Transition Period, 1994 and 1993, Reminder Services provided less than 10% of the Company's consolidated revenue.

    CreditLine Services
    CreditLine is a personal credit information service. Subscribers receive a comprehensive personal credit report biography either annually or upon request. The subscriber's credit information is obtained from national credit bureaus and reorganized into a user-friendly format. The annual fee is typically $29. SafeCard also markets "CreditLine Early Warning" which provides customer notification upon entry of adverse information to a customers credit bureau file. The annual fee for this service is typically $39. SafeCard also sometimes markets CreditLine in conjunction with other services at higher prices. The credit reporting business is subject to existing regulation, as well as possible future regulation. During 1995, the Transition Period, 1994 and 1993, CreditLine provided less than 10% of the Company's consolidated revenue.

    SafeCard began marketing CreditLine in 1989. SafeCard marketed CreditLine pursuant to an agreement (the "CreditLine Agreement") with CreditLine
Corporation, a corporation owned by Peter and Steven J. Halmos, SafeCard's co-founders, and their families. Profits or losses, if any, are shared equally between SafeCard and CreditLine Corporation. In June 1993, SafeCard was notified by CreditLine Corporation that the license agreement under which SafeCard markets certain credit information products and services known as CreditLine would not be renewed effective November 1, 1993. However, SafeCard believes it has certain continuing marketing rights under the license agreement. The CreditLine Agreement is the subject of litigation between Peter Halmos and related entities and SafeCard. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 14 and 16 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

    Discount Travel Service
    SafeCard offers a discount travel service, either separately or in conjunction with other continuity programs. During 1995, the Transition Period, 1994 and 1993, this service provided less than 10% of the Company's consolidated revenue. SafeCard's travel service is separate from the travel services provided by the Company's National Leisure Group business unit. See National Leisure Group below.

    Subscriber Acquisition

    SafeCard sells subscriptions for its products and services on a retail basis primarily through arrangements with credit card issuers to consumers who use credit cards. SafeCard's subscriber acquisition strategy includes direct mail (generally "Solo Mailings" and "Billing Inserts") and telephone sales.
SafeCard's subscriber acquisition campaigns are typically based on internally-developed strategies, research, formats, copy and graphics and often include multiple solicitations within an overall strategy.

    Solo Mailings are generally those created and mailed directly by SafeCard to holders of credit cards from listings supplied to SafeCard by the issuers of such credit cards. The printing is typically done by others under contract with SafeCard. While Solo Mailings vary in type and content, they generally include a descriptive brochure, a letter and other subscriber acquisition materials, as well as a postage-paid return subscription form. Each Solo Mailing typically must be approved by the credit card issuer and generally contains materials (i.e., letter, envelope, etc.) bearing the credit card issuer's name and logo.

    Billing Inserts are generally created by SafeCard and printed by others under contract and are inserted in the monthly billing statements of credit card issuers. Billing Inserts have the advantage of lower cost (because postage is generally paid by credit card issuers). Each Billing Insert mailing typically must be approved by the credit card issuer. Due to the comparatively low cost of Billing Inserts and the limitation on the number of inserts which may be placed in any single billing statement, there is intense competition for insert space among providers of credit card enhancements.

    The current average cost of Solo Mailings is approximately $300 per thousand pieces of mail, as compared with about $25 per thousand pieces for Billing Inserts. While Solo Mailings are more costly, primarily due to the fact that the Company pays the postage, Solo Mailings typically generate a higher response rate. In addition, Solo Mailings may be sent to all cardholders of a card issuer, whereas Billing Inserts are mailed only to cardholders who are receiving a statement in the month of insertion. A U.S. postal rate increase took effect in January 1995. The postal rate increase had the effect of increasing subscriber acquisition costs by approximately $2,000,000 during 1995. In addition, paper costs have increased approximately 20-50% over the past year. Postage and paper costs generally represent the majority of the cost of Solo Mailings.

    SafeCard also sells subscriptions (primarily Hot-Line) by telephone. Although the cost of telemarketing campaigns is typically higher, as compared to Solo Mailing and Billing Inserts, the response rates are generally higher and the initial subscription period for telephone sales is primarily for more than one year, with payment to SafeCard in advance. Mailings result in both single year and multi-year subscribers, with a larger percentage being single year. During 1995, the Transition Period, 1994 and 1993, approximately 47%, 51%, 50% and 54%, respectively, of all subscriptions for Hot-Line were acquired through telephone solicitation.

    Subscriber fees are SafeCard's primary source of revenue. Subscriber acquisition costs are the largest expense. The relationship of these costs to subscription revenues is dependent on a variety of factors including prices, net response rates (gross enrollments less cancellations), marketing costs and renewal rates. These factors are affected by economic conditions, interest rates, the number of credit cards in use, demographic trends, consumers' propensity to buy, the degree of market penetration and the effectiveness of subscriber acquisition concepts, copy and marketing strategies. In addition, cardholders of certain credit card issuer clients respond more favorably than others to similar promotions.

    Relationships with Credit Card Issuers

    SafeCard acquires its subscribers primarily through contractual arrangements with credit card issuers (including banks and financial services companies, major oil companies, retail department stores and others) for the mail and telephone sales of its products and services to the issuers' credit card holders. SafeCard also provides, to a limited extent, on a wholesale basis, its services to large membership groups which are affiliated with credit card issuers, such as oil company travel clubs. New marketing with particular credit card issuers varies from year to year based on both SafeCard's and the credit card issuer's strategies as well as contractual requirements.

    SafeCard has written agreements with certain large credit card issuers which account for a large percentage of its subscription revenue. Termination of any of these contracts would adversely affect the Company.

    Contracts with Citibank (South Dakota), N.A. and related entities contributed 22%, 24%, 26% and 30% of the Company's consolidated revenue in 1995, the Transition Period, 1994 and 1993, respectively. Citibank contributed 30%, 30%, 32% and 36% of the Company's consolidated membership and subscription revenue during the same periods. SafeCard has had contracts with Citibank since 1981. The principal Citibank contract, as amended, expires December 31, 2000. Citibank has a right to terminate the contract in the event of the sale of a majority of the shares of the Company to specified credit card issuers, to banks and their corporate affiliates and to entities that do not have equity of at least $25 million.

    Contracts with Sears, Roebuck and Co. contributed approximately 10% of the Company's consolidated revenue in 1995, the Transition Period, 1994 and 1993. Sears contributed 13%, 12%, 13% and 12% of the Company's consolidated membership and subscription revenue during the same periods. SafeCard has signed a letter of intent for a new five-year cooperative business relationship with Sears. The new contract will be effective January 1, 1996, and is expected to executed shortly. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    SafeCard's contracts with credit card issuers generally (though not always) have a one-year or two-year initial term, provide for automatic annual renewal thereafter unless canceled by either party, and are subject to the fulfillment of certain contractual obligations. These contracts generally provide for the mail and/or telephone sales of subscriptions to the issuer's credit card customers, for the billing (to the subscriber's credit card account) and collection of subscription fees by the card issuers and for payment to the card issuers of commissions or fees. In certain cases, SafeCard enters into profit-sharing arrangements with credit card issuers, in which SafeCard pays compensation to credit card issuers, after recovery of its marketing costs, based on profitability (as defined in the agreement with the credit card issuer) in lieu of commissions.

    Authorization  for each mailing and/or  telephone  sales campaign  typically must be obtained by SafeCard from the card issuer, although some contracts contain minimum marketing volume requirements. SafeCard's ability to obtain such authorization is critical and is dependent on many factors, including the business strategies of the credit card issuer clients; the volume, profitability and efficiency of subscriber acquisitions; quality and efficiency of SafeCard's client and subscriber servicing; and competition for the limited subscriber acquisition volume which may be allowed by any one issuer. An additional important factor in the maintenance of these contracts is SafeCard's knowledge of the differing operational requirements of each credit card issuer, including compatible data processing software, innovative subscriber acquisition strategies, operational efficiency and financial stability.

    Credit card issuers from time to time may adopt changes in business strategy which may affect SafeCard. In addition, there has been significant industry consolidation by both financial institutions and retailers in recent periods. Such changes and market shifts can both positively and negatively impact the member acquisition strategy and market position of SafeCard and the Company. SafeCard works with its credit card issuer clients, where possible, to minimize any adverse affects of such changes.

    SafeCard generally does not have proprietary or other rights to the issuers' credit card customer lists should a credit card issuer terminate its contract with SafeCard. In that event, with the majority of issuers, SafeCard would continue to provide services to, and receive its revenue from, existing subscribers after termination. SafeCard's right to continue to bill existing subscribers after termination of the client contract generally continues as long as there is an active credit card, until such subscribers cancel their subscriptions or for certain contractually specified periods of time.

    Seasonality

    The operations of SafeCard are not generally seasonal in nature, except that SafeCard avoids subscriber acquisition campaigns prior to and during certain holiday periods (i.e. Thanksgiving and Christmas). SafeCard's cash receipts and disbursements are also related to the timing of solicitation campaigns.

    Competition

    Competition in securing contracts with credit card issuers for sales of subscriptions to the issuers' cardholders -- i.e., the third party endorsed segment of the credit card industry -- is intense. Among the factors affecting the outcome of such competition are price, the quality and reliability of the services to be offered, subscriber acquisition strategy and expertise (which is highly dependent upon creative talents), operational capability, reputation, financial stability of the company supplying the services, the confidence of credit card issuers in the management and the sales and marketing personnel of the enhancement provider and the compensation or fee paid to the credit card issuer. Additionally, the enhancement provider must maintain security over credit card and credit data of which it has custody.

    SafeCard believes it has greater than 50% of the market share (within the United States) for credit card registration. Competitors in the credit card registration business include Signature, CUC International, American Express and others. Fee-based credit cards are sometimes directly marketed and/or serviced by certain credit card issuers. Certain national credit bureaus, as well as CUC International, offer or have offered personal credit information services in competition with CreditLine. CreditLine is dependent upon the purchase of consumer credit data from such credit bureaus and there is no other comparable source for such data. Since SafeCard competes for "advertising space" of various credit card issuers, it competes with companies who market other products and services through credit card issuers. Certain of SafeCard's competitors may have greater resources and/or other competitive advantages.

    SafeCard's competition is not confined to any particular region of the country.

    United Bank Services, Inc.

    On February 16, 1996, SafeCard completed its acquisition of UBS, a provider of value added products and services through a diverse group of financial institutions including banks, credit unions and other financial services companies. Products and services offered by UBS are expected to expand the base of product offerings available for offer to SafeCard's extensive client list. In addition, SafeCard's products will be offered through UBS' more diverse base of financial institutions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Wright Express Corporation

    On September 14, 1994 the Company acquired 100% of the outstanding common stock of Wright Express, a leading provider of enhanced information services to oil companies and commercial transportation fleets. Revenues from Wright Express accounted for approximately 10% of consolidated revenue for 1995 and less than 10% of consolidated revenue during the Transition Period and 1994.

    Wright Express Universal Fleet Card

    Wright Express provides transaction and information processing services to commercial fleet owners through a national credit card network program, the Wright Express Universal Fleet Card (the "WexCard"). These services are generally provided through fueling stations which are owned and operated by retail petroleum merchants. The WexCard is accepted at more than 90,000 fueling locations in the United States including those operated by Mobil, Texaco, Exxon, Shell and Getty. Wright Express also manages private label fleet charge cards and co-branded WexCard fleet fueling cards for large fleet operators including regional telephone utilities and national courier and package delivery services.

    In providing services through the WexCard and certain private label cards, Wright Express generates receivables from fleet customers. These receivables relate to payments due from fleet customers for purchases at fueling stations that accept such cards. These receivables are funded through a revolving credit agreement and payables to retail petroleum merchants. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Vehicle Analysis Report

    In addition to the convenience of electronically charging fuel purchases, the WexCard includes a "Vehicle Analysis Report" designed to assist fleet managers who monitor and control expenses. The report can be generated on a vehicle and/or driver specific basis providing information to managers regarding both driver and vehicle performance.

    WexIndex

    WexIndex is a new product being marketed by Wright Express. This product makes use of the vast amount of fuel and transaction data accumulated by Wright Express on a daily basis. Wright Express provides data through a license agreement with a third party database provider who makes it available to economists, fleet managers, oil companies and government agencies for their use and analysis.

    Seasonality

    The operations of Wright Express are not generally seasonal in nature.

    Competition

    Wright Express' competition primarily exists in the form of oil company credit cards and other competing fleet cards, including those offered by large card associations and financial institutions. These oil companies and certain other competitors are larger and have greater financial and other resources than Wright Express or the Company. The key factor in distinguishing Wright Express from its competition is the array of ancillary information processing services that are offered in addition to the basic credit card service. Recent entrants into this competitive market, including Texaco's Voyager card, are also providing such information processing services. There can be no assurance that Wright Express will not face increased competition in the future.


National Leisure Group


     National Leisure Group, acquired by the Company effective January 1, 1995, provides vacation travel packages and cruises directly to the public in partnership with established retailers and warehouse clubs throughout New
England and with credit card issuers and membership clubs nationwide. The majority of bookings have historically been generated in New England area retail stores and, as a result, are dependent upon the level of customer traffic in these stores. Sales through credit card issuers and membership clubs are becoming significant new sources of growth. Revenue from National Leisure Group was less than 10% of consolidated revenue for 1995.


    National Leisure Group revenues were negatively affected by adverse weather conditions at several popular vacation destinations during the summer and fall of 1995. A number of hurricanes hit several popular Caribbean cruise destinations and destroyed many of the hotels and attractions. As a result, many would-be travelers canceled plans or postponed travel to these destinations. The majority of National Leisure Group's cruise bookings are to Caribbean destinations. The Company is unable to estimate the lost revenues resulting from the canceled or postponed bookings.

    During 1995, many airlines imposed commission caps on air travel booked through travel agencies which had a negative impact on margins across the travel industry. This commission cap did not have a significant impact on National Leisure Group as the majority of its bookings are cruises and/or air inclusive tour packages which were not affected by the commission caps.

    Seasonality

    National Leisure Group's business is highly seasonal in nature. The majority of the Company's revenues are generated in the winter months (first and fourth quarters). Although marketing efforts through credit card issuers and membership clubs are spreading sales into historically slower periods, National Leisure Group is expected to continue to be highly seasonal.

    Competition

    Competition within the travel agency industry is intense. National Leisure Group's primary competitors are independent travel agencies and national travel providers such as The American Automobile Association, American Express Travel Related Services and Carlson Wagenlit Travel. National Leisure Group competes primarily on the basis of price and service.

Developmental Operations

    Ideon Marketing and Services

    IMS activities were initiated in 1994 as a platform to develop, manage, market and service co-branded credit cards. The first product to result from this development effort was an initiative between the Company and the PGA TOUR under an exclusive multi-year licensing, marketing and servicing agreement with the PGA TOUR. As part of the agreement, the Company committed to manage and expand the existing PGA TOUR Partners program. The program, developed by the PGA TOUR, offers access to program members to PGA TOUR events, special members only tournament play, golf clinics instructed by PGA TOUR players and other services. In addition, IMS offered a co-branded PGA TOUR Partners credit card issued through SunTrust BankCard, N.A. Originally, the Company had responsibility for card acquisition and customer servicing while SunTrust funded the card receivables. The expanded PGA TOUR Partners program was launched in March 1995.

    In  late  May  1995,   preliminary   launch  results  indicated  lower  than
anticipated consumer response rates, and the Company announced its plans to reduce marketing expenditures while analyzing product designs and distribution channels. In September 1995, after a period of product redesign and test marketing, the Company announced that it was significantly scaling back the activities of IMS and would discontinue its credit card servicing role. Credit card servicing responsibilities for the PGA TOUR Partners credit card were transferred to SunTrust. IMS continues its PGA TOUR Partners membership (non-credit card) servicing role. The Company recorded a pre-tax charge of $21,605,000 to 1995 earnings for activities associated with the abandonment of IMS' credit card servicing role and the related restructuring of IMS operations. Revenue from the PGA TOUR Partners program is not material to the Company's consolidated revenue. See Item 7. Management's Discussion and Analysis of
Results of Operations and Financial Condition and Note 10 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

    IMS is also engaged in test marketing "Collections of the Vatican Museums," a direct response consumer business that offers to consumers, primarily through catalog distribution, products that are recreated from and inspired by historic works from the thirteen Vatican Museums. The revenue and results of operations of the Collections of the Vatican Museums test marketing effort are not material to the consolidated revenue and results of operations of the Company.

    Family Protection Network


     Family Protection Network was launched as a nationwide child registration and search product in April 1995. The Company developed the concept during 1994 and through March 1995. In late May 1995, preliminary launch results indicated lower than anticipated consumer response rates, and the Company announced its plans to reduce marketing expenditures while analyzing product designs as well as distribution channels. During June 1995, Family Protection Network used in-market mailings to test different product configurations and price points and to verify the results from the initial launch that the products were not economically viable. As a result of the unsuccessful product launch and the subsequent unsuccessful test mailings, the Company discontinued Family Protection Network. The Company recorded a pre-tax charge of $8,987,000 to 1995 earnings for activities associated with the termination of Family Protection Network operations. Revenue from Family Protection Network is not material to the Company's consolidated revenue. See Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 10 of Notes to Consolidated Financial Statements under Item 8.Financial Statements and Supplementary Data.

 New Products and Businesses Under Development

    As previously noted, in 1993 and 1994, the Company began placing greater emphasis on the development of new products and services and areas of business. The Company focused on four areas which management believed would be high growth sectors of the economy--security and convenience, travel and leisure, consumer direct merchandising, and financial management and planning. While the Company's business acquisition strategy has been successful to date, as a result of the product failures discussed above, the Company has redirected its efforts to the streamlining of operations and related cost reductions.

    The Company is still committed, however, to growing the existing profitable business units through new product development, distribution channel expansion and selective acquisitions which will complement and enhance the individual business units. It should be noted that a risk exists that new products and services being developed and test marketed may not be successful or may never be brought to market. Two new products being developed by SafeCard are "TraveLine" and "ShopLine." TraveLine is a discount travel membership program offering airline, hotel, rental car, vacation and cruise package savings. It includes services designed to increase travel convenience and enjoyment such as trip routing, destination information and a single 800 number to access all program services. ShopLine is a discount shopping membership program offering up to 50% off manufacturer's suggested retail price on over 250,000 name brand products. ShopLine is designed to be differentiated from competitive services by a series of customer features including a "double the manufacturer's" warranty, "no questions" return policy and lower prices. The ShopLine program is the product of a joint venture between SafeCard and a third party provider.


Employees

     As of December 31, 1995, the Company employed 1,038 persons (including 48 part-time employees), as compared to 779 employees (including 31 part-time employees) as of December 31, 1994.


Other Information

    Printing of subscriber acquisition materials is generally contracted to commercial printers. The Company copyrights most of this material and registers its trademarks. Telephone sales are made using the services of independent contractors with SafeCard developing and dictating sales strategies, methods and quality controls. These strategies, methods and controls are subject to approval by the credit card issuers. Currently, SafeCard has contracted with several independent telemarketing contractors, with one such contractor accounting for the majority of the volume, to execute its telephone sales using scripts and procedures provided by SafeCard. There are other independent telephone sales contractors who could provide similar services for SafeCard.

    National Leisure Group is dependent on a limited number of wholesale charter vacation providers in the New England market. National Leisure Group could create its own charter vacation packages or utilize scheduled airline package providers as alternative sources.

    All raw materials utilized by the Company (primarily paper, plastic and printer's ink) are readily available.

    Certain copyrights and trademarks of the Company, such as the names "Hot-Line" and "Wright Express Universal Fleet" may be material to its business. Various trademarks of the Company are registered under applicable federal law. These trademarks, which expire periodically, are subject to renewal, and the Company presently intends to renew all such trademarks. The agreement pursuant to which SafeCard marketed CreditLine provided that logos, trademarks, tradenames, service marks and copyrights do not belong to SafeCard. In June
1993, SafeCard was notified by CreditLine Corporation, that the license agreement under which SafeCard markets certain credit information products and services would not be renewed on November 1, 1993. This agreement is subject to litigation. See Note 14 of Notes to Consolidated Financial Statements under Item
8. Financial Statements and Supplementary Data and Item 13. Certain Relationships and Related Transactions.

    Due to the nature of the Company's business, specifically its SafeCard business unit, many aspects of the Company's operations involve some degree of security risk. The Company views security as a significant function, a breach of which could have a material adverse impact on the Company. As such, the Company places a great deal of emphasis on the security of confidential customer information. However, it should be noted that no security systems/procedures are foolproof.

    Subscribers to the Company's services are entitled to receive the benefits of their subscriptions immediately; consequently, the Company has no backlog. In addition, there is no backlog associated with the Company's travel reservation business or its fleet fueling operations.

    Compliance with federal, state and local laws and regulations which have been enacted or adopted with respect to protecting the environment is not expected to have a material impact on capital expenditures or operations of the Company.

    The Company's operations for mail and telephone sales are conducted on a nationwide basis and the Company does not derive its revenue from any particular geographic area of the United States, except for National Leisure Group whose revenue was less than 10% of consolidated revenue for 1995. During the period 1993 through 1995, the Company did not conduct any significant operations, nor derive any material portion of its sales or revenue, from subscribers or customers in foreign countries.

    On January 22, 1996, the Company announced that its Board of Directors has decided to explore strategic alternatives available to the Company for the purpose of enhancing shareholder value. In connection with this decision, the Company has retained financial and legal advisors to assist the Board in this process. The Board has established a Strategic Direction Committee to have oversight of the process. The eventual outcome of this evaluation cannot be predicted and there can be no assurance that any restructuring or transaction will result from this process. Because of the uncertainty surrounding the evaluation process, the Company's business units are experiencing market and operational issues including increased competitive pressure, customer and client concerns resulting in contract delays and various employee related matters.

     On February 6, 1996, the Company announced that Eugene Miller, one of its outside directors, has been appointed as Chairman of the Board and Chief Executive Officer replacing Paul G. Kahn. Mr. Miller serves as the head of the Company's Strategic Direction Committee as described above.

Item 2.    PROPERTIES


    During 1995, the Company relocated its headquarters from Cheyenne, Wyoming to Jacksonville, Florida. During 1995, the Company leased approximately 110,000 square feet of office space and operational facilities in Jacksonville, Florida for certain executive and administrative offices of the Company and SafeCard and personnel associated with the development of new businesses. Due to closure of Family Protection Network, scaling back of IMS operations and corporate restructurings, the amount of leased space in Jacksonville has been reduced to approximately 73,000 square feet.

    SafeCard owns and occupies an approximately 143,000 square foot building on approximately 17 acres in Cheyenne, Wyoming, which serves as its operational facility. SafeCard expanded its Cheyenne facility during 1995, adding approximately 28,000 square feet. In connection with the acquisition of UBS, SafeCard also assumed a lease covering approximately 18,000 square feet of a 32,000 square foot facility in Norman, Oklahoma. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Wright Express currently leases a 33,000 square foot building in Portland, Maine which serves as its headquarters and operational facility.

    National Leisure Group currently leases 20,000 square feet of office space in Boston, Massachusetts which serves as its headquarters and operational facility.

    The Company also leases a 9,300 square foot facility in Portland, Oregon which houses its information technology staff.


Item 3.    LEGAL PROCEEDINGS

    The Company is defending or prosecuting thirteen complex lawsuits, twelve of which involve Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him as adversaries. See Note 16 of Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

    The Company is involved in certain other claims and litigation, including various employment related claims, arising in the ordinary course of business and which are not considered material to the operations of the Company.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officer information is as follows. Prior to the reorganization of SafeCard Services into a wholly subsidiary of Ideon in April 1995, officers who are, unless otherwise noted, officers of Ideon were officers of SafeCard Services.


NAME/POSITION/AGE

Kevin L. Bouchillon           33

     Vice President - Treasury, Ideon Group, Inc., from May 1995 to present; Vice President - Assistant Controller, Ideon Group, Inc., from October 1994 to May 1995; Senior Litigation Manager from July 1993 to October 1994 - Price Waterhouse, independent public accountants; Litigation Manager from June 1992 to July 1993, Audit staff/supervisor/manager from August 1985 to June 1992 - Price Waterhouse.

Joel E. Cutler                38

     President and Chief Executive Officer, National Leisure Group, Inc., from 1986 to present.

G. Thomas Frankland 49

     Vice Chairman and Chief Financial Officer, Ideon Group, Inc., from May 1994 to present; Partner of Price Waterhouse, independent public accountants, from 1980 to 1994.

Robert M. Frechette           56

     President and Chief Executive Officer, SafeCard Services, Inc., from February 1995 to present; Executive Vice President - Sales, SafeCard Services, Inc., from April 1994 to February 1995; Senior Vice President - U. S. Acceptance Group of MasterCard International, from 1991 to 1994; Vice President - General Merchandise Manager of Montgomery Ward from 1987 to 1991.

Bryan L. Hanson               42

     Executive Vice President and Chief Operating Officer, National Leisure Group, Inc., from February 1996 to present; Vice President - Finance, National Leisure Group, Inc., from August 1993 to February 1996; Director of Strategic Planning- Retail Travel of Carlson Wagenlit Travel, from July 1990 to August 1993.

Richard M.  Interdonato       47

     Executive Vice President - Operations, SafeCard Services, Inc., from April 1994 to present; President of Intec International, Inc., manufacturer of specialty lubricants from January 1993 to March 1994; Senior Vice President of American Express managing the Optima Card Operations Center, from 1987 to 1992.

NAME/POSITION/AGE

David D. Lunghino             42

     Executive Vice President - Marketing, SafeCard Services, Inc., from September 1995 to present; Executive Vice President of Citibank Diners Club from September 1993 to September 1995; Vice President - Marketing of Conagra Frozen Foods from September 1990 to September 1993; General Manager of the Vlasic Pickle Division of Campbell Soup from June 1988 to July 1990.

Francis J. Marino             53

     Vice Chairman and General Counsel, Ideon Group, Inc. from April 1995 to present; Vice Chairman, Ideon Group, Inc., from February 1994 to April 1995; Senior member of the law firm of Mahoney Adams & Criser, P. A., from January 1990 to January 1994.

Donelyn N. Merritt, Jr.       40

     Executive Vice President - Corporate Development & Strategy, Ideon Group, Inc., from June 1995 to present; Senior Vice President - Corporate Development and Strategy, Ideon Group, Inc.; from May 1994 to June 1995; Principal of a private consulting firm primarily concentrating on strategy development and implementation, from 1986 to May 1994; Consultant with Boston Consulting Group, a strategic consulting firm, from 1983 to 1986.

Harry Strauss                 55

     Executive Vice President - Information Technology, SafeCard Services, Inc., from January 1996 to present; Executive Vice President - Information Technology, Ideon Group, Inc. from July 1994 to January 1996; Principle of Microtec Planning, a technical and management consulting firm, from 1980 to June 1994.

David C. Thompson             40

     Senior Vice President & Chief Financial Officer, SafeCard Services, Inc., Senior Vice President and Controller, Ideon Group, Inc., from July 1995 to present; Senior Vice President and Controller, Ideon Group, Inc. from June 1994 to July 1995; Vice President and Chief Financial Officer of the bank card division of Fidelity Investments, from February 1992 to June 1994; Vice President and Controller for a regional operating center of American Express, from October 1988 to February 1992.

NAME/POSITION/AGE

Paul F. Walsh                 46

     President and Chief Executive Officer, Wright Express Corporation, from February 1995 to present; Chairman and Chief Executive Officer of BancOne Investor Services Corporation and BancOne Diversified Services Corp. from January 1990 to January 1995.


                                     PART II

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on the New York Stock Exchange under the symbol "IQ". The following table sets forth the quarterly high and low sales prices of Ideon's common stock as reported on the New York Stock Exchange as well as cash dividends paid during the Transition Period and 1994.

                                                                     Dividend
                                   High               Low              Paid
Quarter Ended
March 31, 1995                   $ 21.38          $  17.50            $ .05
June 30, 1995                      19.75              8.38              .05
September 30, 1995                 11.63              9.00              .05
December 31, 1995                  10.88              7.38              .05

Two Months Ended
December 31, 1994                  18.88             14.25              .05

Quarter Ended
January 31, 1994                   20.75             11.50              .05
April 30, 1994                     20.00             16.00              .05
July 31, 1994                      19.00             14.13              .05
October 31, 1994                   17.00             13.75              .05

The closing price of the Company's stock on March 15, 1996, was $11.875.

The Company had 899 stockholders of record on February 29, 1996.

Item 6.    SELECTED FINANCIAL DATA

Selected Statement of Earnings Data(8)  (In thousands, except per share data)




                            Two Months
                Year Ended      Ended
                December 31, December 31, Year Ended October 31,
                  1995         1994       1994      1993       1992       1991
                  ----         ----       ----      ----       ----       ----

Subscription,
  card service
  and consumer
  marketing
  revenue, net   $226,620   $ 33,290   $175,541   $156,600   $146,265   $140,557
Interest and
  other income(1)   7,348      1,408     13,545     10,526     11,916     11,327
Income (loss)
  before cumulative
  effect of
  accounting
  change(2)(3)
  (5)(6)          (49,441)   (49,944)    18,021     31,477     22,498     29,713
Net income
  (loss)(2)(3)
  (4)(5)(6)       (49,441)   (49,944)    20,021     31,477     22,498     29,713
Income (loss)
  per share(2)
  (3)(4)(5)(6)   $ (1.73)  $   (1.70)   $   .70    $  1.10   $    .75   $   1.02
Weighted average
  number of
  common and
  common
  equivalent
  shares(7)       28,500      29,297     28,411     28,572     30,158     29,325
Cash dividends
  per share     $    .20   $     .05    $   .20    $    .20   $   .15   $    .15


Selected Balance Sheet Data(8)                 (In thousands)


                    December 31,         October 31,
                    1995      1994       1994       1993      1992      1991
Total cash
 and cash
 equivalents and
 investments(7)    $72,140    $168,981   $184,533   $170,039  $187,301  $178,670

Total assets       385,910     428,714    480,373    378,287   377,418   351,566

Stockholders'
 equity(7)         102,860     166,806    217,592    157,695   165,498   144,903

(1) During 1994, the Company recognized $4,257,000 of income from the settlement of two lawsuits. During 1992, the Company recognized $550,000 of income from the settlement of a lawsuit.
(2) During 1995, the Company recorded pre-tax charges of $43,817,000 (net of recoveries of $1,200,000) related to the abandonment of certain new product development efforts and the restructuring of SafeCard and the corporate infrastructure.
(3) During the two months ended December 31, 1994, the Company recorded a pre-tax charge of $65,500,000 for a change in the amortization periods for deferred subscriber acquisition costs. The Company also recorded a charge to earnings of $1,943,000 for permanent impairment of the value of its securities portfolio.
(4) During 1994, the Company recorded a $2,000,000 benefit ($.07 per share) resulting from a change in its method of accounting for income taxes.
(5) During 1992, the Company recorded a pre-tax charge of $17,500,000 against earnings in connection with its relocation from Ft. Lauderdale, Florida to Cheyenne, Wyoming.
(6) In April 1994, the Company recorded a pre-tax charge of $7,900,000 in connection with a reorganization of its operations, the naming of a new senior management team and a payment made to Steven J. Halmos, the Company's co-founder, in connection with the termination of his contract to provide services to the Company.
(7) During 1995 and 1993, the Company repurchased approximately 1,005,000 and 3,470,000 shares of its common stock at a cost of approximately $9,801,000 and $41,699,000, respectively (see Liquidity and Capital Resources under
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).
(8) In September 1994, the Company acquired the outstanding common stock of Wright Express. In January 1995, the Company acquired the net assets of National Leisure Group. The results of operations of Wright Express and National Leisure Group have been included in the consolidated results of operations since their respective dates of acquisition.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     References herein to the year 1995 refer to the Company's calendar year ended December 31. References herein to the Transition Period refer to the two months ended December 31, 1994. References herein to the years 1994 and 1993 refer to the Company's previous fiscal years ended October 31.

     Ideon resulted from the reorganization of SafeCard approved by shareholders on April 27, 1995. As a result of the reorganization, Ideon is a holding company with current operating business units including SafeCard, Wright Express, National Leisure Group, and IMS. The operations of an additional business unit, Family Protection Network, have been discontinued as described below.


RESULTS OF OPERATIONS

CONSOLIDATED
Overview

     The Company reported a pre-tax loss of $77,242,000, resulting in a net loss of $49,441,000, or $1.73 per share, for 1995. The pre-tax loss includes a special charge of $43,817,000 (net of recoveries of $1,200,000) for costs associated with the abandonment of certain new product development efforts and the related impairment of certain assets and the restructuring of SafeCard and the corporate infrastructure. During the first two quarters of 1995, the Company attempted to launch two new businesses. Consumer response rates to the products offered by these businesses were significantly below management's expectations and the products proved not to be economically viable. The Company closed its Family Protection Network business unit and significantly reduced the size of its IMS business unit, returning it to a developmental mode in the second quarter. In the third quarter, the Company took an additional charge to discontinue the credit card servicing operation of IMS and to reduce SafeCard and corporate staff and overhead expenses. See Note 10 of Notes to Consolidated Financial Statements.

     The Company reported a net loss of $49,944,000 ($1.70 per share) and net income of $20,021,000 ($.70 per share) and $31,477,000 ($1.10 per share) for the
Transition Period, 1994 and 1993, respectively. The net loss of $49,944,000 during the Transition Period was largely the result of a $65,500,000 pre-tax charge recorded as a result of a change in the Company's amortization periods for subscriber acquisition costs (see Note 1 of Notes to Consolidated Financial Statements). The decrease in net income from 1993 to 1994 was principally due to the expansion of the Company's infrastructure in anticipation of future growth and a $7,900,000 restructuring charge taken in connection with a change in senior management in 1994. Net income for 1994 included a $2,000,000 benefit from the cumulative effect of a change in the Company's method of accounting for income taxes.

Revenues
     Revenues for 1995 were $233,968,000, compared to revenues of $34,698,000, $189,086,000 and $167,126,000 for the Transition Period, 1994 and 1993,
respectively. The increases in revenues are primarily due the acquisitions of Wright Express in September 1994 and National Leisure Group in January 1995 and revenue growth at SafeCard.

Operating Income

     The Company incurred a pre-tax operating loss of $77,242,000 in 1995, compared to a pre-tax operating loss of $76,019,000 in the Transition Period and pre-tax operating income of $24,199,000 and $42,445,000 for 1994 and 1993, respectively. The decline in operating income was the result of expenses incurred in connection with the launch and subsequent abandonment of two new product development initiatives and related restructuring as discussed above. The 1995 operating loss includes a special charge of $43,817,000 (net of recoveries of $1,200,000) for costs associated with the abandonment of these product development efforts and the reduction of SafeCard and corporate staff and overhead expenses. The charges include severance payments to terminated employees, costs to terminate equipment and facilities leases, the recording of certain commitments and write-downs taken for asset impairments as a result of these actions.

     The following tables summarize operating results by business unit. The "Developmental Operations" column includes the operating results of IMS and Family Protection Network, the Company's developmental stage business units.


For the year ended December 31, 1995 (in thousands):

                                     National    Develop-   Corporate
                           Wright    Leisure      mental      and
               SafeCard    Express   Group       Operations  Other      Total

Membership and
  subscription
  revenue, net    $176,951                                              $176,951
Card acquisition
  and services
  revenue                    $23,332                                      23,332
Consumer marketing
  revenue           10,343             $15,994                            26,337
Interest and other
   income              581                  24              $6,743         7,348
                 ---------   -------    ------    --------  --------    -------
Total revenue      187,875    23,332    16,018               6,743       233,968
                 ---------   -------    ------    --------  --------    --------
Total costs and
 expenses          155,429    19,898    14,045   $ 83,803   38,035       311,210
                  --------   -------    ------   --------   --------   ---------
Income (loss)
  before provision
  for income
  taxes          $  32,446  $  3,434  $  1,973   $(83,803) $(31,292)  $ (77,242)
                ==========  ========  ========   ========= =========  ==========



For the two months ended December 31, 1994 (in thousands):

                                          National Develop-  Corporate
                               Wright     Leisure   mental    and
                    SafeCard   Express     Group  Operations  Other      Total
Membership and
  subscription
  revenue, net     $  28,579                                            $28,579
Card acquisition
  and services
  revenue                      $ 2,915                                    2,915
Consumer marketing
  revenue              1,796                                              1,796
Interest and other
   income                                                    $ 1,408      1,408
                    --------    --------                     -------    -------

Total revenue         30,375     2,915                         1,408     34,698
                   ---------    --------                      ------    -------
Total costs and
 expenses             89,825     2,691           $  6,565     11,636     10,717
                    --------    -------          --------     ------    -------
Income (loss)
 before provision
 for income taxes $  (59,450)  $   224          $ (6,565)    $(10,228) $(76,019)
                      =======    ======         =========    ========  ========

For the year ended October 31, 1994 (in thousands):

                                         National    Develop-  Corporate
                                Wright   Leisure     mental       and
                     SafeCard   Express  Group      Operations   Other    Total

Membership and
  subscription
  revenue, net    $ 162,591                                            $ 162,591
Card acquisition
 and services
 revenue                       $ 2,107                                     2,107
Consumer marketing
  revenue            10,843                                               10,843
Interest and
 other income           229                                    $ 13,316   13,545
                   --------     ------                        ---------  -------

Total revenue       173,663      2,107                           13,316  189,086
                   ---------   -------                         --------  ------
Total costs and
 expenses           131,702      1,857             $  5,006      26,322  164,887
                    -------    -------             -------     --------  -------
Income (loss)
 before provision
 for income taxes $  41,961   $   250              $ (5,006)   $(13,006) $24,199
                     ======   =======                 ======    =======   ======


For the year ended October 31, 1993 (in thousands):
                                       National    Develop-   Corporate
                               Wright   Leisure    -mental       and
                   SafeCard   Express    Group    Operations    Other     Total

Membership and
 subscription
 revenue, net     $ 146,173                                           $  146,173
Card acquisition
 and services
 revenue
Consumer marketing
  revenue            10,427                                               10,427
Interest and
 other income           512                                 $  10,014     10,526
                 ----------                                   --------   -------

Total revenue       157,112                                    10,014    167,126
                  --------                                    -------    -------
Total costs and
 expenses          112,430                                     12,251    124,681
                  ---------                                  --------    -------
Income (loss)
 before provision
 for income taxes $ 44,682                                 $   (2,237)  $ 42,445
                  =========                                  =========  ========

SAFECARD SERVICES

Business Overview
     SafeCard is a provider of credit card enhancement and continuity products. Subscriptions for continuity services are primarily marketed through credit card issuers by using mail and telemarketing solicitations. SafeCard's principal service is credit card registration and loss notification ("Hot-Line"), whereby SafeCard gives prompt notice to credit card issuers upon being informed that a subscriber's credit cards have been lost or stolen. Subscriptions for continuity services typically continue annually or periodically unless canceled by the subscriber. SafeCard also markets other continuity services including fee-based credit cards ("Fee Card"), a personal credit information service ("CreditLine"), date reminder services and discount travel services.


     SafeCard markets its products and services through approximately 160 credit card issuers including banks, oil companies and retailers. Contracts were signed with four new clients in 1995 including Mellon Bank (DE) National Association. New contracts were signed with five existing clients during 1995, including an extension of the Company's contract with Citibank through the year 2000. SafeCard also signed a letter of intent for a new five-year agreement with Sears Roebuck & Co. The new agreement will become on January 1, 1996 and is expected to be executed shortly. In connection with the new agreement, Sears will assume additional marketing costs and SafeCard's overall margins will be reduced. As a result, SafeCard expects pre-tax income from existing products to be lower by approximately $2,000,000 in 1996. In May 1995, the Company announced that SafeCard's contract to provide Fee Card services to Texaco Refining & Marketing, Inc. would be terminated effective August 1, 1995. SafeCard will continue to service some Texaco customers and will continue to provide other credit card enhancement services to Texaco. This change in SafeCard's relationship with Texaco did not have a material impact on the Company's results of operations in 1995. In February 1996, the Company announced that SafeCard's contract to provide credit card registration to J.C. Penney credit card holders will be terminated. Renewals of existing subscribers will continue to be billed through J.C. Penney for five years. Termination of the J.C. Penney contract is not expected to have a material impact on the Company's results of operations in 1996.

     The Company believes that successful development of new products and services and new channels of distribution will become increasingly important to the future growth of SafeCard revenues and operating income. New products being test marketed in 1996 include "TraveLine," a discount travel membership program, and "ShopLine," a discount shopping membership program. New channels of distribution include using voice response technology to conduct solicitations during credit card activation. The viability of new products and services and new channels of distribution under development is not assured and the timing of bringing such new products and services to market or penetrating new channels of distribution cannot be estimated.


Revenue
     Membership and Subscription Revenue, Net
     Membership and subscription revenue, net represents the amortization of advance payments received from subscribers to SafeCard's credit card enhancement continuity services such as Hot-Line, Fee Card and CreditLine. Membership and subscription revenue is reported net of an allowance for cancellations. Billings for subscriptions are deferred and amortized to revenue over the related subscription periods, generally one or three years.

     Membership and subscription revenue, net increased 9% from $162,591,000 in 1994 to $176,951,000 in 1995. The increase is due to a combination of factors, including an increase in the number of subscribers to SafeCard's Hot-Line, Fee Card and CreditLine services, a shift in sales mix to higher priced products, such as CreditLine, and a price increase for certain Hot-Line subscriptions which began in 1993. Subscription revenue increased 5% in 1995 over 1994 as a result of the increase in the average number of subscribers to SafeCard's principal enhancement services. A shift in sales mix to higher priced products, the price increase which began to take effect in 1993 and other factors accounted for a 4% increase in subscription revenue in 1995 over 1994.

     Membership and subscription revenue, net increased 11% from $146,173,000 in 1993 to $162,591,000 in 1994. Subscription revenue increased 7% in 1994 over 1993 as a result in the increase in the average number of SafeCard subscribers. The price change noted above accounted for a 4% increase in subscription revenue in 1994 over 1993.

     Membership and subscription revenue is dependent on a variety of factors including subscription fees, net response rates (gross enrollments less cancellations), the extent of new marketing activities and renewal rates. These factors are further affected by economic conditions, credit card issuer's strategies, interest rates, the number of credit cards in use, demographic trends, consumers' propensity to buy, the number of competing offers received by potential subscribers, the degree of market penetration and the effectiveness of subscriber acquisition concepts, solicitation materials and marketing strategies. Many direct-to-consumer marketers have experienced an overall decline in the percentage of consumers responding to offers during the past year. Such declines in response rates may result from a number of factors including the foregoing. There can be no assurance that response rates will not decline further in the future.


     The following table details renewal rates at December 31, 1995 and 1994:

         Subscription Product                             1995             1994
         --------------------                             ----             ----

         Single year Hot-Line                               76%              76%
         Multi-year Hot-Line                                48%              47%
         Fee Card (primarily single year)                   78%              82%

     Renewal rates are computed by comparing the number of paid subscribers at the end of the period for each subscriber campaign pool to the number of paid subscribers at the beginning of the period. SafeCard monitors renewal rates by product and by client on a monthly basis. Renewal rates of subscribers are affected by a variety of factors, including the number and mix of subscribers renewing, economic factors, changes in the credit card industry and other factors, some of which may be beyond SafeCard's control, as well as the effectiveness of retention programs. The decrease in renewal rates for Fee Card is primarily due to the loss of certain Texaco customers during 1995 as previously discussed. Fee Card renewal rates in 1996 are expected to be negatively impacted by the loss of the Texaco contract.


     In 1995, SafeCard initiated a new retention initiative designed to enhance renewal rates. During the year, additional marketing expenditures were made in connection with this effort. The Company estimates that in 1995 approximately 155,000 subscribers were retained who would otherwise have cancelled their subscriptions.

     The following table details subscriber activity for 1995, the Transition Period, 1994 and 1993 for SafeCard's credit card enhancement and continuity services.

                          Beginning         New                        Ending
                        Subscribers      Subscribers  Cancellations  Subscribers

          1995           13,046,000     3,856,000       (3,730,000)   13,172,000
          Transition     13,105,000       592,000         (651,000)   13,046,000
          1994           12,043,000     4,877,000       (3,815,000)   13,105,000
          1993           11,472,000     4,374,000       (3,803,000)   12,043,000

     New subscribers represent fee-paying subscribers obtained through various marketing channels. Free initial trial subscriptions which are offered periodically as a marketing technique are excluded from the subscriber activity above. Cancellations consist of both voluntary and involuntary membership losses. Voluntary cancellations result from members electing to discontinue their subscriptions. Involuntary cancellations result from the inability to bill credit card accounts, the closure of credit card accounts or other events beyond SafeCard's control.

     The decline in new subscribers in 1995 reflects the impact of reduced marketing efforts at the end of 1994 and during the first half of 1995 while SafeCard renegotiated contracts with certain large credit card issuers. Changes in marketing emphasis and the extent of new marketing with credit card issuers affects the number of potential subscribers. Certain card issuers, including Citibank, have begun to limit telemarketing and other customer contacts performed by SafeCard and other enhancement providers to their customer lists. As a result, SafeCard has developed alternative marketing channels, such as solicitation efforts during credit card activation. SafeCard is also expanding its use of customer modeling in order to more effectively solicit likely purchasers. SafeCard expects that these efforts will partially offset the negative effects of reduced customer contacts.

     At any given point in time, SafeCard is in contractual discussions with various current and potential card issuer clients regarding the state of its relationship, the extent of new marketing, new product offerings and other matters. As previously discussed, in 1995 SafeCard signed contracts with four new clients and signed new contracts with five existing clients (including an extension of its contract with Citibank). SafeCard also signed a letter of intent for a new five-year agreement with Sears. The new agreement will be effective January 1, 1996 and is expected to executed shortly. In connection with the new agreement, Sears will assume additional marketing costs and SafeCard's overall margins will be reduced. As a result, SafeCard expects pre-tax income from existing products to be lower by approximately $2,000,000 in 1996. Certain contracts with Texaco and J.C. Penney have been terminated as previously noted. Future changes in business strategy by credit card issuers or relationships with such issuers could have an adverse impact on the revenues and earnings of SafeCard.

     In June 1993, SafeCard was notified by CreditLine Corporation, a company owned by Peter and Steven J. Halmos, SafeCard's co-founders, and their families, that the license agreement under which SafeCard markets the CreditLine product would not be renewed effective November 1, 1993. Notwithstanding its termination, SafeCard believes it has certain continuing marketing rights under the CreditLine Agreement. The CreditLine Agreement, including the continuing marketing rights, is the subject of litigation between SafeCard, the Company and Peter Halmos (see Notes 14 and 16 of Notes to Consolidated Financial Statements).

     Consumer Marketing Revenue
     SafeCard also generated consumer marketing revenue from its discount travel service and date reminder service, including the sale of calendars and appointment books. Consumer marketing revenue decreased 5% to $10,343,000 in 1995 as compared to $10,843,000 in 1994. Consumer marketing revenue increased 4% from $10,427,000 in 1993 to $10,843,000 in 1994.

Operating Income
     Operating income decreased 23% to $32,446,000 in 1995 compared to $41,961,000 in 1994. The decrease in operating income was the result of higher subscriber acquisition costs, increased marketing and new product development costs, increased equipment and facilities costs and a restructuring charge of $3,010,000 taken in the third quarter of 1995. SafeCard incurred an operating loss of $59,450,000 during the Transition Period as a result of a $65,500,000 pre-tax charge resulting from the change in amortization periods for deferred subscriber acquisition costs.

     After a review of the Company's accounting practices during the Transition Period, SafeCard changed the amortization periods for deferred subscriber acquisition costs (see Note 1 of Notes to Consolidated Financial Statements). The change was made in response to the Company's plans to incur additional marketing expenditures to enhance renewal rates as noted above. Under generally accepted accounting principles, if additional expenditures are incurred to maintain or enhance the renewal stream, the Company would not be allowed to amortize such subscriber acquisition costs over periods greater than the initial subscription period. Accordingly, based on efforts to enhance renewal rates, the Company changed its amortization periods. Prior to the change, subscriber acquisition costs were generally amortized up to ten years for single year subscriptions and up to twelve years for multi-year subscriptions. These amortization periods represented the estimated life of the subscriber. At December 31, 1994, the amortization periods were shortened to one year and three years for single and multi-year subscriptions, respectively (initial subscription period without regard for anticipated renewals). The effect of reducing the amortization periods resulted in a one-time, non-cash, pre-tax charge of $65,500,000 in the Transition Period. As a result of the change, deferred subscriber acquisition costs in 1995 are recognized on a more accelerated basis as compared to prior periods.

     Beginning in late 1994 and continuing through 1995, SafeCard increased its marketing and new product development efforts in order to expand its product lines and better target new customers. These efforts translated into higher marketing and product development expenses of $2,218,000 for 1995, which were partially offset by higher revenues.

     As previously discussed, in 1995 the Company reviewed and evaluated SafeCard's operating structure. A restructuring charge of $3,010,000 was recorded during the year to provide for the associated costs of streamlining SafeCard's operating structure. Approximately 70 positions were eliminated and several functions will be, or have been, restructured to streamline certain operations and take advantage of operational efficiencies obtained from automation programs implemented during the year.

     SafeCard also experienced higher facilities and equipment expenses during 1995 compared to 1994 due to increased depreciation associated with capital expenditures in 1994 and 1995. In 1995, capital expenditures totaled $9,881,000, including approximately $5,000,000 for the expansion and renovation of the Cheyenne operating center. The remainder represents upgraded computer equipment and systems.

     Operating income decreased 6% from $44,682,000 in 1993 to $41,961,000 in 1994. The decrease resulted from increased marketing expenditures, new product development expenses and facilities costs in 1994, partially offset by increased membership and subscription revenues.

Acquisition
    On February 16, 1996, SafeCard completed its acquisition of UBS, a provider of value added products and services through a diverse group of financial institutions. Products and services offered by UBS, headquartered in Norman, Oklahoma, include an airline frequent flyer miles program called CardMiles, rebate travel, insurance enhancements, customer loyalty programs (designed to aid in card acquisition or increase card usage) and credit card merchant reward programs (designed as packages of enhancements to be offered by credit card merchant processors). SafeCard expects to be able to increase revenues through the sale of its products through UBS' distribution channels and to expose UBS' current and planned enhancement products to SafeCard's client base.

     SafeCard's acquisition of UBS closed in 1996, and, accordingly, the 1995 results of operations of SafeCard and the Company do not include UBS financial results. Terms of the acquisition included an $18,328,000 cash payment at closing and up to an additional $4,000,000 in each of the years 1996, 1997 and 1998 based on the attainment of certain earnings hurdles and fulfillment of certain conditions. In addition, the sellers are also entitled to 50% of UBS's share of the profits from a foreign joint venture over the next three years, up to a maximum of $10,000,000. The acquisition of UBS is not expected to materially impact the Company's earnings in 1996.


WRIGHT EXPRESS

Business Overview
     Wright Express, acquired in September 1994, provides transaction and information processing services to oil companies and commercial transportation fleets primarily through a national credit card network program, the Wright Express Universal Fleet card (the "WEX card") and through private label processing arrangements for retail fuel marketers. See Note 3 of Consolidated Notes to Financial Statements.

     The WEX card is accepted at over 90,000 fueling locations in the United States and is used by fleets covering over one-half million vehicles. Wright Express programs include co-branded fleet fueling programs for many of the nation's vehicle leasing companies.

     Wright Express is continuing the development of products which will take advantage of the vast amount of fuel and transaction data it gathers on a daily basis. Wright Express provides this data through a license agreement with a third party database provider who makes it available to economists, fleet managers, oil companies and government agencies for their use and analysis.

     Wright Express' competition primarily exists in the form of oil company credit cards and other competing fleet cards, including those offered by large card associations and financial institutions. The key factor in distinguishing Wright Express from its competition is the array of ancillary information processing services that are offered in addition to the basic credit card service. Recent entrants into this competitive market, including Texaco's Voyager card, are also providing such information processing services. These oil companies and certain other competitors are larger and have greater financial and other resources than Wright Express or the Company. There can be no assurance that Wright Express will not face increased competition in the future.

Revenues

     Card Acquisition and Services Revenue
     Card acquisition and services revenue principally results from transaction fees deducted from amounts remitted to retail fueling merchants and periodic fees charged to fleet customers. Card acquisition and services revenue was $23,332,000 for 1995 compared to $2,107,000 in 1994. Card acquisition and services revenue for 1994 includes the results of operations of Wright Express from September 14, 1994 (date of acquisition) to October 31, 1994. Card acquisition and services revenue was $2,915,000 for the Transition Period.

     Card acquisition and services revenue varies as a result of changes in fuel prices and the volume of fuel purchased. Changes in fuel prices primarily impact revenue through the dollar volume of fuel purchases subject to discount rates charged to retail fueling merchants. Fuel gallons purchased increased from 108 million gallons in the first quarter of 1995 to 153 million gallons in the fourth quarter. This volume represents less than 2% of the annual 35 billion gallon automobile and light truck fleet fueling market, which is part of a larger 50-55 billion gallon commercial fleet fueling market.

Operating Income
     Operating income was $3,434,000 for 1995, $224,000 for the Transition Period and $250,000 for the period from September 14, 1994 to October 31, 1994. Operating income has been positively impacted by an increase in card acquisition and services revenue, as described above, offset by a slight increase in operating expenses and product development costs.

NATIONAL LEISURE GROUP

Business Overview

     National Leisure Group was acquired effective January 1, 1995 (see Note 3 of Notes to Consolidated Financial Statements). National Leisure Group provides vacation travel packages and cruises directly to the public in partnership with established retailers and warehouse clubs throughout New England and with credit card issuers and travel club members nationwide. The majority of bookings have historically been generated in New England area retail stores and, as a result, are dependent upon the level of customer traffic in these stores. In addition, sales are highly seasonal in nature with the majority of sales in the winter months (first and fourth quarters). Sales through credit card issuers and membership clubs are becoming significant new sources of growth.

Revenues

     Consumer Marketing Revenue
     Consumer marketing revenue for National Leisure Group is primarily generated from commissions paid by cruise lines and vacation package wholesalers. Consumer marketing revenue for National Leisure Group was
$15,994,000 for 1995. As National Leisure Group was acquired in 1995, the Company's results of operations for previous periods do not include the results of operations of National Leisure Group. As noted above, National Leisure Group's revenue has historically come primarily from retail outlets in the New England area. Revenue during 1995 was adversely impacted by reduced levels of customer traffic in Filene's Basement stores in the New England area and by adverse publicity received by Filene's. Revenue was also negatively impacted by adverse weather conditions at several popular vacation destinations which reduced new bookings and increased cancellations.

Operating Income
     National Leisure Group had operating income of $1,973,000 for 1995. Virtually all of National Leisure Group's operating income for the year was generated in the first and fourth quarters due to the highly seasonal nature of the New England travel market. Operating income was adversely impacted by the negative impact of weather conditions at certain travel destinations as noted above. Operating income was positively impacted by sales growth through endorsed channels such as credit card issuers and membership clubs.


DEVELOPMENTAL OPERATIONS

     The "Developmental Operations" column of the business units table includes the operating results of Family Protection Network and IMS (including Collections of the Vatican Museums). Revenue generated from these developmental efforts is not material and has been netted against operating expenses for financial statement presentation. The losses presented in the table include the actual losses from operations and the associated product abandonment costs recorded in 1995.

Business Overview

Family Protection Network

     Family Protection Network, launched in April 1995, was initiated as a nationwide child registration and search product. The Company expended approximately $7,000,000 to develop the concept during 1994 through March 1995. These costs were expensed as incurred.

     In late May 1995, preliminary launch results indicated lower than anticipated consumer response rates and the Company announced its plans to reduce marketing expenditures while analyzing product designs as well as distribution channels. During June 1995, Family Protection Network used in-market mailings to test different product configurations and price points and to verify the results from the initial launch that the products were not economically viable. As a result of the unsuccessful product launch and the subsequent unsuccessful test mailings, the Company closed Family Protection Network.

Ideon Marketing and Services Company

     IMS activities were initiated in 1994 as a platform to develop, manage, market and service co-branded credit cards. The first product to result from this developmental effort was an initiative between the Company, the PGA TOUR and SunTrust BankCard N.A. to develop and market an expanded PGA TOUR Partners program, including a co-branded credit card. IMS proceeded on two developmental tracks--development and launch of the expanded Partners program and continued research and development of additional co-branding opportunities. From inception through March 31, 1995, $9,000,000 of costs were incurred in both developmental efforts (multiple co-branding opportunities and the Partners program). These costs were expensed as incurred.

     An expanded PGA TOUR Partners program, designed around a co-branded credit card, was launched in late March and early April 1995. In late May 1995, preliminary launch results indicated lower than anticipated consumer response rates and the Company announced its plans to reduce marketing expenditures while analyzing product designs and distribution channels. During June 1995, the Company began in-market test mailings to determine product viability and test alternative product configurations. The results of these test mailings were not satisfactory. As a result, the Company ceased marketing the PGA TOUR Partners credit card program and eliminated approximately two-thirds of IMS' marketing and customer service positions. The remaining employee base was kept to continue the development and testing of new PGA TOUR offerings.

     In September, after a period of product redesign and test marketing, the Company announced that it would discontinue its credit card servicing role in connection with the PGA TOUR Partners credit card program. This resulted in the elimination of approximately 60 additional positions. IMS will continue its PGA TOUR Partners membership (non-credit card) servicing role while credit card servicing responsibilities have been transferred to SunTrust.

     IMS is also engaged in test marketing "Collections of the Vatican Museums," a direct response consumer business that offers to consumers products that are recreated from and inspired by historic works from the thirteen Vatican Museums. A fall catalog was tested in 1995 with mailings during the third and fourth quarters. A spring catalog is being tested in the first half of 1996. The Company expended approximately $2,500,000 in 1995 to develop and test market this program. The future development of this program will be evaluated based on the results of the catalog test marketing. The Company does not expect the completion of testing of this program to have a material impact on 1996 results of operations.

Operating Loss
     Family Protection Network and IMS incurred a combined operating loss of $83,803,000 in 1995, including pre-tax charges of $30,592,000 to cover costs associated with the product abandonments. Operating losses for developmental operations in the Transition Period and 1994 were $6,565,000 and $5,006,000, respectively.

     For 1995, IMS had an operating loss of $54,115,000, including $32,510,000 related to marketing and operational costs incurred (including product launch costs) and $21,605,000 for product abandonment costs including costs of employee severance, costs to terminate equipment and facilities leases and the recognition of certain commitments. Marketing and operational costs incurred include $2,511,000 for the Collections of the Vatican Museums test marketing.

     The operations of Family Protection Network were discontinued effective June 30, 1995. Family Protection Network incurred an operating loss of $29,688,000 for 1995, including $20,701,000 of marketing and operational costs (including product launch costs) and $8,987,000 for product abandonment including costs of employee severance, costs to terminate equipment and facilities leases and the write-down resulting from the impairment of certain assets.

CORPORATE AND OTHER

Overview

     Corporate expenditures increased during 1994 and the first half of 1995 as the Company developed the infrastructure necessary to support previously anticipated growth, including corporate marketing and information technology support. The corporate and other operating results in the business unit table includes the following:

                             Year           Year               Two Months
                            Ended          Ended                 Ended
                         December 31,    December 31,         October 31,
                             1995           1994         1994          1993
                             ----           ----         ----          ----

General corporate
 overhead expenses       $18,971,000   $ 6,531,000   $9,316,000    $ 5,257,000
Litigation and
 other legal expenses      5,570,000       762,000    8,162,000      6,924,000
Corporate research
 and development           3,279,000     2,400,000      944,000         70,000
Asset impairment and
 restructuring charges    10,215,000                  7,900,000
Unrealized loss on
 securities available
 for sale                  1,943,000
Interest income           (5,497,000)   (1,394,000)  (8,421,000)    (8,736,000)
Other income              (1,246,000)      (14,000)  (4,895,000)    (1,278,000)
                         ------------  ------------   ----------  -------------
                        $ 31,292,000   $10,228,000  $13,006,000    $ 2,237,000
                        ============   ===========  ===========    ============

General Corporate Overhead Expenses
     General corporate overhead expenses increased $9,655,000 (104%) in 1995 as compared to 1994. This increase was the result of indirect costs incurred for new product launches, acquisition efforts and a larger corporate infrastructure designed to support previously anticipated growth. Increases in general corporate overhead expenses for 1995 as compared to 1994 include increases in payroll and employee related expenses of $6,025,000, increases in outside services of $1,762,000 and increases in corporate operating expenses of $1,868,000.

     General corporate overhead expenses increased $4,059,000 (77%) from 1993 to 1994 as the Company built a larger corporate infrastructure designed to support multiple, diversified, high-growth business units. Additional corporate functions were added (i.e. marketing, information technology and corporate development) to support the anticipated rapid growth of the Company. Increases in general corporate overhead expenses for 1994 as compared to 1993 include increases in payroll and employee related expenses of $2,221,000, increases in outside services of $1,308,000 and increases in corporate operating expenses of $530,000.

     As previously discussed, subsequent to the product launch failures, the Company reviewed and evaluated its organization and structure. The Company has instituted expense reduction efforts including restrictions on travel and a decrease in the use of outside consultants. The Company has reduced its corporate staff by more than 80% since the end of the first quarter 1995. As a result of these cost cutting measures and the third quarter restructuring, general corporate overhead expenses decreased $4,598,000 (54%) from the second quarter to the third quarter 1995 and $1,254,000 (32%) from the third quarter to the fourth quarter 1995. As discussed below, a restructuring charge of $10,215,000, net of recoveries, was recorded in 1995 to cover the associated costs of downsizing the Company's corporate infrastructure.

Litigation and Other Legal Expenses
     Litigation and other legal expenses decreased $2,592,000 (32%) in 1995 compared to 1994. Litigation and other legal expenses increased $1,238,000 (18%) in 1994 compared to 1993. The Company is involved in a number of complex lawsuits involving Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard (see Note 16 of Notes to Consolidated Financial Statements). Litigation expenses anticipated in future periods cannot be quantified as such expenses are dependent on a number of factors beyond the Company's control.

Corporate Research and Development

     Corporate research and development expenses include the costs of developing new products and services and new areas of business that are not directly related to the Company's existing business units. Corporate research and development expenses also include the costs incurred by the Company's corporate development and acquisition function. Corporate research and development efforts increased in 1994 and 1995 primarily due to acquisition activity and the development and launch of new products in the first half of 1995.

Asset Impairment and Restructuring Charges

     The 1995 asset impairment and restructuring charges include a $7,176,000 write-down of certain assets related to the product abandonments recorded in the second quarter and a $4,239,000 restructuring charge recorded in the third quarter for the downsizing of the corporate headquarters staff. In the fourth quarter, the Company recorded a $1,200,000 recovery of a $3,900,000 building deposit included in the write-down taken in the second quarter (see Note 10 of Notes to Consolidated Financial Statements).

     The 1994 restructuring charge was for a reorganization of operations, the appointment of a new senior management team and a related settlement with a former chief executive officer. These charges included the costs to close the Ft. Lauderdale, Florida sales office, employee severance and lease termination costs.

Unrealized Loss on Securities Available for Sale

     During the Transition Period, the Company experienced market value declines in its investment portfolio as a result of an increasing interest rate environment. Given the Company's strategy to redeploy its investment resources into operating assets and in view of the then current interest rate environment, management elected to reposition its investment portfolio. This repositioning helped to minimize additional market risk and complete the Company's effort to shorten the overall maturity of the portfolio. Due to the decision to sell a significant portion of the Company's investment portfolio, management determined that there was an other than temporary decline in the market value of its available for sale portfolio, and consequently net unrealized losses of $1,943,000 were charged against earnings for the two months ended December 31, 1994.

Interest and Other Income
     Interest income decreased $2,924,000 (35%) during 1995 as compared to 1994. Interest income is primarily derived from earnings on the Company's municipal bonds and U.S. Treasury securities portfolio, as well as earnings on excess operating cash invested in money market funds and overnight repurchase agreements. The decrease in interest income is due to lower interest rates and lower levels of investment holdings during the period as the Company redeployed its investment resources to fund the launch of new businesses and the acquisitions of Wright Express and National Leisure Group. In addition, the Company repurchased approximately 1,005,000 shares of its own common stock in 1995 for $9,801,000. The impact of the decrease in investment holdings was partially offset by the repositioning of a significant portion of the municipal bond portfolio into higher yielding short-term taxable securities during the first quarter of 1995 (see Note 4 of Notes to Consolidated Financial Statements).

     Interest income decreased $315,000 (4%) in 1994 as compared to 1993. This decrease in interest income was due to lower levels of cash and investments in 1994 compared to 1993, partially offset by increasing interest rates. Cash and investments were used to fund increased marketing and operating expenses in 1994 and to fund the acquisition of Wright Express.

     Other income decreased to $3,649,000 (75%) in 1995 as compared to 1994. Other income in 1994 includes $4,257,000 of gains from litigation settlements. This decrease was offset by realized gains on sales of securities available for sale of $1,094,000 during 1995 compared to securities gains of $593,000 during 1994. The 1995 sales were part of the Company's plans, as discussed above, to shorten the portfolio's overall maturity and increase its investments in taxable securities.

     Other income increased $3,617,000 (283%) in 1994 as compared to 1993, primarily due to the gains from litigation settlements in 1994 noted above. This litigation settlement income was offset by a $684,000 decrease in securities gains.

Provision for Income Taxes
     For information regarding the Company's effective income tax rate and deferred income tax assets and liabilities, see Note 12 of Notes to Consolidated Financial Statements.

     Effective November 1, 1993, the Company prospectively adopted FAS 109. The adoption of FAS 109 required a change from the deferred method to the liability method of accounting for income taxes. The impact of the adoption of FAS 109 resulted in a cumulative benefit of $2,000,000 on the Company's reported earnings during 1994. This benefit was primarily the result of deferred income taxes being provided in prior periods at tax rates higher than those currently in effect.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

1995 Compared to 1994

     Cash used in operating activities was $55,519,000 in 1995 compared to cash provided by operating activities of $47,046,000 in 1994. The decrease in cash flow from operations is principally the result of a $143,140,000 increase in cash paid to suppliers and employees, which includes cash expenditures for research and product development and payments relating to product abandonment and restructuring charges. The increase in cash paid to suppliers and employees was offset by a $44,251,000 increase in cash received from subscribers and customers. Operating cash flow was also impacted by a $4,257,000 decrease in gain from litigation settlements, a $7,352,000 decrease in interest received, net of interest paid and a $7,933,000 increase in income tax refunds, net of payments.

     Of the $143,140,000 increase in cash paid to suppliers and employees during 1995, approximately $33,763,000 was expended for the development and launching of the PGA TOUR Partners program, $22,721,000 for Family Protection Network and $3,197,000 for Collections of the Vatican Museums. The Company made payments totalling $14,252,000 for product abandonment and restructuring related charges in 1995. In addition, approximately $43,501,000 more was expended for the operations of Wright Express and National Leisure Group in 1995 than in 1994. NLG was not included in the consolidated results of operations for 1994, while Wright Express was only included from September 14, 1994 to October 31, 1994. The remaining increase in cash paid to suppliers and employees in 1995 is the result of a larger corporate infrastructure and increased spending on SafeCard marketing, operations and product development activities.

     Expenditures for subscriber acquisition costs at SafeCard increased by $919,000 in 1995 as compared to 1994. The volume and type of subscriber acquisition expenditures, as well as enrollments, fluctuate periodically, and such fluctuations are not unusual. Due to timing differences between periods, there may not always be a direct correlation between subscriber acquisition expenditures and new enrollments and related billings in a particular period. In addition, historical response rates may not be an indication of future response rates. Offsetting the increase in expenditures for subscriber acquisition costs was a decrease in commissions paid to credit card issuers of $846,000 in 1995 compared to 1994. Changes in commissions paid are related to the change in net billings for credit card enhancement continuity services as discussed below.

     A postal rate increase became effective in January 1995. Since postage represents the largest component of direct mail costs, this rate of increase has a direct impact on the Company by increasing subscriber acquisition costs. During 1995, deferred subscriber acquisition costs increased by approximately $2,000,000 for additional expenditures for postage as a result of the rate increase. The Company is working with its card issuer clients to better target its direct mailings, is making changes in its mix of direct mailings and is taking other steps to reduce the impact of the postal rate increase. Provisions in some card issuer client contracts allow for the recovery of postal rate increases from the card issuer. In addition, paper costs have increased approximately 20-50% over the past year.

     Of the $44,251,000 increase in cash received from subscribers and customers in 1995, the operations of Wright Express and National Leisure Group contributed $43,125,000 more in 1995 than in 1994. The remaining increase is due to a decrease in receivables from continuity services offset by a decrease in net billings to subscribers discussed below.

     Net billings for credit card enhancement continuity services decreased $4,628,000 in 1995 compared to 1994. The decline in billings in 1995 as compared to 1994 reflects the impact of the renegotiation of contracts with certain large credit card issuers and a reduction in the number of customer contacts permitted by credit card issuers. In light of the reduction in permitted customer contacts, SafeCard has engaged in more targeted marketing in an attempt to improve response rates. New marketing began increasing at the end of the second quarter.

     As a result of a tax net operating loss for the tax year ended October 31, 1994, the Company filed a carryback claim in 1995 for a refund of tax payments made in 1991 and 1992. The Company received refunds of previously paid taxes of approximately $9,300,000 in connection with the carryback claim and $1,500,000 for estimated tax payments made prior to the filing of the return. The net operating loss for 1994 was principally the result of increased compensation expense from the exercise of non-qualified stock options in 1994. In addition, as a result of the completion of an audit of the Company's 1992 and 1993 federal income tax returns, the Company received a refund of approximately $600,000 in 1995. During 1994, the Company received a $4,000,000 federal tax refund for estimated tax payments made in the prior year and made an estimated tax payment of $1,500,000 in connection with its 1994 federal income tax return.

1994 Compared to 1993

     Cash provided by operating activities was $47,046,000 in 1994 compared to $28,845,000 in 1993. The increase in cash flow from operations from 1993 to 1994 was the result of (i) a reduction in taxes paid, net of refunds of $24,527,000, principally as a result of recognition of increased compensation expense for tax purposes from the exercise of stock options, (b) a $12,131,000 increase in net cash received from SafeCard subscribers, (c) a net cash contribution from the operations of Wright Express since the date of acquisition of $4,341,000 and (d) litigation settlements received during 1994 of $4,257,000. Offsetting these changes was a $27,025,000 increase in cash paid to suppliers and employees.

     Expenditures for subscriber acquisition costs increased by $4,312,000 in 1994 compared to 1993. The increase from 1993 to 1994 was primarily due to an increase in the level of direct-mail and telemarketing programs initiated during 1994. Commissions paid to credit card issuers increased $2,901,000 in 1994 compared to 1993. The increase in commissions paid in 1994 was due primarily to increased subscriber billings over this period. Billings to subscribers increased $16,156,000 in 1994 compared to 1993 due to a combination of increases in subscription fees and the number of subscribers.

Investing Activities

1995 Compared to 1994

     Cash provided by investing activities was $82,915,000 in 1995 compared to $48,523,000 used in investing activities in 1994. Proceeds from sales and maturities of investment securities, net of securities purchased increased $117,538,000 in 1995 as compared to 1994. As previously discussed, the Company repositioned its investment portfolio in order to shorten the overall maturity of the portfolio and to take advantage of higher yielding short term taxable securities. In addition, the Company continued to redeploy its investment resources to fund the launch of new businesses and to fund acquisitions. The Company paid $12,977,000 (net of cash acquired) to acquire the net assets of National Leisure Group in the first quarter of 1995 and $35,276,000, net of cash acquired, to acquire the outstanding stock of Wright Express in September 1994 (see Note 3 of Notes to Consolidated Financial Statements).

         The Company also expended $16,443,000 for capital assets in 1995 compared to $8,044,000 in 1994. Capital additions at Wright Express and National Leisure Group contributed $3,632,000 of the increase, primarily related to technology platform enhancements. The remaining increase was principally due to the completion of the expansion and renovation of SafeCard's operations center in Cheyenne, Wyoming, company-wide information technology enhancements and capital additions related to the Company's internally developed businesses.

1994 Compared to 1993

     Cash used in investing activities was $48,523,000 in 1994 compared to cash provided by investing activities of $7,714,000. Investment securities purchased, net of proceeds from sales and maturities of securities increased $13,636,000 in 1994 as compared to 1993 primarily due to the increase in operating cash flow. As noted above, the Company paid $35,276,000 (net of cash acquired) to acquire Wright Express in September 1994. Net acquisitions of property and equipment increased $7,325,000 in 1994 compared to 1993 principally for enhancements to the Company's information technology platform designed to improve customer service capabilities.


Financing Activities

1995 Compared to 1994

    Cash used in financing activities was $11,640,000 in 1995 compared to cash provided by financing activities of $16,063,000 in 1994. Cash flow used in financing activities included a $9,318,000 increase in treasury share purchases in 1995 over 1994 as the Company reinstated its stock repurchase program. On May 30, 1995, the Company's board of directors reinstated a stock repurchase program authorizing the Company to purchase up to 2,500,000 shares of outstanding common stock on the open market. The program, which had ended October 31, 1994, authorized the Company to purchase a total of 6,000,000 shares, of which approximately 3,500,000 shares had been previously purchased. As of December 31, 1995, the Company had purchased 1,005,100 shares for $9,801,000 under the reinstated plan.

     Dividends paid increased by $306,000 in 1995 compared to 1994. The increase in dividends paid was solely due to an increase in the number of common shares outstanding during each period presented. The Company's annual dividend rate was $.20 per share ($.05 per quarter) for each period presented. Cash generated from the exercise of stock options decreased $24,202,000 in 1995 compared to 1994.

     Cash provided by net borrowings on Wright Express' revolving credit facility increased $6,123,000 due to growth and related funding requirements for this business unit. Wright Express' borrowings are a part of its working capital management structure and are required periodically to fund its accounts receivable.

1994 Compared to 1993

     Cash provided by financing activities was $16,063,000 in 1994 compared to cash used in financing activities of $41,432,000 in 1993. The increase in cash provided by operating activities in 1994 as compared to 1993 was due to an increase in proceeds from exercise of stock options of $19,278,000 coupled with a decrease in payments for treasury shares of $41,216,000. These increases in financing cash flows were offset by a increase in dividends paid of $207,000 and net repayments on Wright Express' revolving credit facility of $2,792,000.

Liquidity

     Historically, the Company has generated the cash needed to finance its operations and growth from its operating cash flow. The Company's primary liquidity requirements are to fund membership and subscriber acquisition marketing programs, support the development and operation of new products and services and fund acquisitions. In addition, Wright Express requires resources to fund receivable balances on its fleet credit cards. Management does not foresee any material changes in funding needs or uses over the long term except as set forth in the following paragraphs.

     As a result of the abandonment of certain product development efforts previously discussed and the restructuring of SafeCard and the Company in 1995, the Company committed approximately $30-35 million for employee severance, lease terminations and other costs associated with these decisions. This commitment is based upon management's best estimates and is subject to change as the restructuring plan is implemented. Management believes that this estimate is adequate to cover the estimated costs associated with the product abandonments and related restructuring liabilities. During 1995, the Company paid $14,252,000 (net of recoveries of $1,200,000) related to its product abandonment and restructuring efforts. As of December 31, 1995, the remaining product abandonment and restructuring liability was $20,796,000, the majority of which is expected to be utilized during 1996.

     As previously discussed, the Company has reinstated a stock repurchase program. While the Company is not obligated to purchase any stock under the program, if the full amount of remaining authorized shares are repurchased at the current market price, the Company would spend approximately $18,000,000 to acquire its stock.

     In February 1996, SafeCard completed its acquisition of UBS. Terms of the acquisition included an $18,328,000 cash payment at closing and up to an additional $4,000,000 in each of the years 1996, 1997 and 1998 based on the attainment of certain earnings hurdles and fulfillment of certain conditions. In addition, the sellers are also entitled to 50% of UBS' share of the profits from a foreign joint venture over the next three years, up to a maximum of $10,000,000. The initial payment of $18,328,000 was funded from the Company's cash and securities available for sale portfolio. Cash needed to make any of the contingent payments is expected to be provided from UBS operations, cash currently on hand and/or the Company's investment securities available for sale.

     As a result of the Company's tax net operating loss for the tax year ended October 31, 1995, the Company expects to file a carryback claim in 1996 for a refund of federal tax payments made in previous years. The Company expects such a carryback claim to result in a refund of approximately $17,000,000 in 1996.

    The amount of the expected costs or commitments to develop or acquire new businesses, products and services in future periods other than those discussed above are not quantifiable. In addition, legal and litigation expenses to be incurred in future periods, including amounts paid in resolution thereof, cannot be quantified. Such amounts could be material to liquidity or results of operations. The Company believes that its operating cash flow and the Company's cash and investment balances ($72,140,000 as of December 31, 1995) are adequate to meet the Company's current and long term liquidity needs. In addition, the Company believes that Wright Express' revolving credit facility is adequate to meet its current working capital needs.


IMPACT OF NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which the Company will adopt in the first quarter of 1996. In management's opinion, the adoption of this standard will not have a significant impact on the financial condition or results of operations of the Company.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123 does not require companies to change their existing accounting for employee stock options, however, the new rules encourage companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Companies electing to continue following present accounting rules will be required to provide pro forma disclosures of what net income and earnings per share would have been had the new fair value method been used. FAS 123 is effective for fiscal years beginning after December 15, 1995. Management has elected to continue following present accounting rules for the recording of stock option expenses and will prepare the required pro forma disclosures as required.


OTHER MATTERS

    On January 22, 1996, the Company announced that its Board of Directors has decided to explore strategic alternatives available to the Company for the purpose of enhancing shareholder value. In connection with this decision, the Company has retained financial and legal advisors to assist the Board in this process. The Board has established a Strategic Direction Committee to have oversight of the process. The eventual outcome of this evaluation cannot be predicted and there can be no assurance that any restructuring or transaction will result from this process. Because of the uncertainty surrounding the evaluation process, the Company's business units are experiencing market and operational issues including increased competitive pressure, customer and client concerns resulting in contract delays and various employee related matters.

     On February 6, 1996, the Company announced that Eugene Miller, one of its outside directors, has been appointed as Chairman of the Board and Chief Executive Officer replacing Paul G. Kahn. Mr. Miller serves as the head of the Company's Strategic Direction Committee as described above.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                             Page

Financial Statements(1):

Report of Independent Certified Public Accountants                         37
Consolidated Balance Sheet as of December 31, 1995 and 1994                38
Consolidated Statement of Operations for the year ended
  December 31, 1995, the two months ended December 31, 1994
  and the two years ended October 31, 1994                                  39
Consolidated Statement of Changes in Stockholders' Equity for
  the year ended December 31, 1995, the two months ended
December 31, 1994 and the two years ended October 31, 1994                 40
Consolidated Statement of Cash Flows for the year ended
December 31, 1995, the two months ended December 31, 199
  and the two years ended October 31, 1994                                  41
Notes to Consolidated Financial Statements                              42 - 68

Financial Statement Schedules:

For the year ended December 31, 1995, the two months ended
 December 31, 1994 and the two years ended October 31, 1994:
          VIII - Valuation and Qualifying Accounts                         77


    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


(1) In December 1994, the Company effected a change in its year end from October 31 to December 31. As a result, the consolidated financial statements contain information as of and for the two months ended December 31, 1994.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and
Stockholders of Ideon Group, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ideon Group, Inc. (formerly known as SafeCard Services, Incorporated), and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the year ended December 31, 1995, the two months ended December 31, 1994, and each of the two years in the period ended October 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, the Company changed the amortization periods for deferred subscriber acquisition costs effective December 31, 1994.



PRICE WATERHOUSE LLP
Tampa, Florida
February 2, 1996


Ideon Group, Inc.
Consolidated Balance Sheet
(in thousands, except share data)
                                                                December 31,
                                                               1995       1994
                                                            ---------   --------
Assets
Current assets:
   Cash and cash equivalents                             $    25,071    $ 9,315
   Securities available for sale maturing within one year     33,741     43,532
   Receivables, net                                           71,953     58,337
   Income taxes receivable                                    16,153     11,441
   Deferred subscriber acquisition costs and
     related commissions amortizing within one year           91,150     85,435
   Deferred income tax asset                                   3,370        995
   Other current assets                                        3,228      3,262
                                                             -------    -------
     Total current assets                                    244,666    212,317

Securities available for sale maturing after one year         13,328    116,134
Deferred subscriber acquisition costs and
  related commissions amortizing after one year               40,403     46,482
Property and equipment, net                                   32,389     23,381
Excess of cost over fair value of net assets acquired         45,002     28,451
Deferred income tax asset, noncurrent                          5,223
Other assets                                                   4,899      1,949
                                                             --------  ---------

     Total assets                                         $  385,910   $428,714
                                                           =========    ========

Liabilities
Current liabilities:
   Notes payable to bank                                  $   15,414   $ 12,083
   Accounts payable                                           32,523     33,037
   Accrued expenses                                           35,165     30,535
   Product abandonment and related liabilities                20,796
   Subscribers' advance payments amortizing
     within one year                                         119,805    117,203
   Allowance for cancellations                                 9,548      9,197
                                                            ---------  ---------
     Total current liabilities                               233,251    202,055

Subscriber advance payments amortizing after one year         49,799     54,862
Deferred income tax liability                                             4,991
                                                            ---------    -------

     Total liabilities                                       283,050    261,908
                                                            ---------   --------

Commitments and Contingencies (Note 16)

Stockholders' Equity
Preferred stock--authorized 10,000,000 shares ($.01 par
  value); no shares issued or outstanding
Common stock--authorized  90,000,000 shares ($.01 par
  value);  34,946,000 shares issued  (34,946,000  at
  December  31,  1994);  27,981,831  shares  outstanding
  (28,933,599 at December 31, 1994)                             349         349
Additional paid-in capital                                   41,230      41,058
Retained earnings                                           118,999     174,066
Unrealized gain on securities available for sale                345
                                                          ----------    --------
                                                            160,923      215,473
Less cost of 6,964,169 common shares in treasury
 (6,012,401 shares at December 31, 1994)                    (58,063)    (48,667)
                                                          ----------   ---------

     Total stockholders' equity                             102,860     166,806
                                                          ----------  ----------

     Total liabilities and stockholders' equity          $  385,910  $  428,714
                                                         ==========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Ideon Group, Inc.
Consolidated Statement of Operations
(in thousands, except per share data)

                                                         Two Months
                                        Year Ended         Ended      Year Ended
                                        December 31,    December 31, October 31,
                                     1995        1994       1994        1993
                                     ----        ----       ----        ----
Revenues
   Membership and subscription
      revenue, net                 $176,951   $  28,579   $  162,591  $  146,173
   Card acquisition and services
      revenue                        23,332       2,915        2,107
   Consumer marketing revenue        26,337       1,796       10,843      10,427
   Interest income                    5,690       1,394        8,421       8,736
   Other income                       1,658          14        5,124       1,790
                                 ----------     --------     --------     ------

                                    233,968      34,698      189,086     167,126
                                -----------     ---------    --------   --------

Costs and expenses
   Subscriber acquisition costs
     and related commissions        112,632      14,967       98,150      87,852
   Other costs of revenue            22,837       4,475        8,353       7,396
   Research and produc
      development costs               7,043       8,163        7,682
   Service costs and other
      operating expenses             38,351      10,063       26,351      16,891
   General and administrative
      expenses                       33,318       5,606       16,451      12,542
   Costs related to products
      abandoned and restructuring    97,029                    7,900
   Unrealized loss on securities
      available for sale                          1,943
   Effect of change in
      amortization periods for
      deferred subscriber acquisition
      costs                                      65,500
                                  ---------     -------      -------    --------
                                    311,210     110,717      164,887     124,681
                                  ---------     -------      -------    --------

Income (loss) before income taxes   (77,242)    (76,019)      24,199      42,445

Provision for (benefit from)
     income taxes                   (27,801)    (26,075)       6,178      10,968
                                   ---------    --------     --------   --------

Income (loss) before cumulative
   effect of change in accounting
   for income taxes                 (49,441)    (49,944)      18,021      31,477

Cumulative effect of change in
   accounting for income taxes                                 2,000

Net income (loss)               $   (49,441)  $ (49,944)  $   20,021    $ 31,477
                                 ===========   =========  ==========    ========

Earnings per share:

Income (loss) before cumulative
   effect of accounting change  $     (1.73)  $   (1.70)  $      .63    $   1.10
Cumulative effect of accounting
     change                                                      .07
                                ------------  ----------  -----------  ---------
Net income (loss)               $     (1.73)  $   (1.70)  $      .70    $   1.10
                                ============  ==========   =========    =======

Weighted average number of common
  and common equivalent shares       28,500      29,297       28,411      28,572

              The accompanying notes are an integral part of these
                       consolidated financial statements.



Ideon Group, Inc.
Consolidated Statement of Changes In Stockholders' Equity
(in thousands, except share data)
                                                                Unrealized
                                                             Gain(Loss)on
                                           Additional          Securities      Common Stock         Total
                            Common Stock    Paid-in  Retained   Available      in Treasury       Stockholders'
                          Shares    Amount  Capital  Earnings   for Sale    Shares      Amount      Equity

Balance at
  October 31, 1992 ...  33,426,048   $334   $ 9,625   $194,534          (6,780,015)   $(38,995)   $165,498

Net earnings .............                              31,477                                      31,477
Cash dividends paid,
  $.20 per share ........                               (5,113)                                     (5,113)
Exercise of employee
  stock options .........  769,952      8     4,213                         172,059      1,159       5,380
Tax benefit from
  exercise of employee
  stock options                               2,152                                                  2,152
Purchase of treasury
  stock                                                                  (3,469,860)   (41,699)    (41,699)
                         --------   -----    ------    -------           -----------  ---------    --------

Balance at
 October 31, 1993 ....  34,196,000    342    15,990    220,898          (10,077,816)   (79,535)    157,695

Net earnings ..............                             20,021                                      20,021
Cash dividends paid,
 $.20 per share ..........                              (5,320)                                     (5,320)
Exercise of employee
 stock options ........... 750,000      7     3,440    (10,140)           4,090,165     31,351      24,658
Tax benefit from
 exercise of employee
 stock options                               21,628                                                 21,628
Issuance of restricted
 common stock ............                                                   11,950
Change in unrealized
 gain (loss) on
 securities available
 for sale ......                                                 $(607)                               (607)
Purchase of treasury
 stock                                                                      (36,700)     (483)        (483)
                          --------  ----    -------   --------   ------    ----------     -----     --------

Balance at
  October 31, 1994 .....34,946,000   349     41,058    225,459   (607)   (6,012,401)  (48,667)      217,592

Net loss ..................                            (49,944)                                     (49,944)
Cash dividends paid,
  $.05 per share ..........                             (1,449)                                      (1,449)
Change in unrealize
 gain(loss)on securities
 available for sale ......                                         607                                  607
                         ---------  -----   -------   -------    ------     --------       ---      ---------

Balance at
 December 31, 1994 .... 34,946,000   349     41,058    174,066           (6,012,401)   (48,667)     166,806

Net loss ..................                            (49,441)                                     (49,441)
Cash dividends paid,
  $.20 per share ..........                             (5,626)                                      (5,626)
Exercise of employee
  stock options ...........                      51                          49,832        405          456
Tax benefit from
 exercise of employee
 stock options                                  121                                                     121
Issuance of restricted
 common stock ............                                                    3,500
Change in unrealized
 gain(loss) on securities
 available for sale ......                                         345                                  345
Purchase of treasury
 stock                                                                   (1,005,100)    (9,801)      (9,801)
                         ---------  -----  ---------  --------   -----    ---------     -----      ---------

Balance at
  December 31, 1995 ....34,946,000   $349   $41,230   $118,999    $345    (6,964,169)  $(58,063)    $102,860
                        ==========   ====   =======   ========    ====   ==========  ==========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


Ideon Group, Inc.
Consolidated Statement of Cash Flows
(in thousands)
                                             Two Months
                                 Year Ended    Ended            Year Ended
                                December 31, December 31,       October 31,
                                    1995       1994         1994          1993
                                    ----       ----         ----          ----
Cash Flows From Operating Activities

   Net cash received from
      subscribers/customers     $ 238,835   $  31,070    $ 194,584    $ 175,596
   Cash paid to supplier
      and employees              (311,971)    (38,763)    (168,831)    (139,290)
   Interest received                7,857       3,094       13,922       13,952
   Interest paid                   (1,287)       (146)
   Income tax refunds
     (payments), net               11,047          (7)       3,114      (21,413)
   Gain from litigation
      settlements                                            4,257
                                ----------    ---------    ---------     -------
   Net cash (used in) provided
      by operating activities     (55,519)     (4,752)      47,046       28,845
                                 ---------    ---------   ----------    --------

Cash Flows From Investing
      Activities

   Purchases of investment
      securities                  (52,961)    (12,752)     (96,986)     (63,174)
   Proceeds from sales of
      investment securities       135,111      17,463       73,748       64,539
   Proceeds from maturing
      investment securities        30,185                   18,035        7,068
   Cost of acquisitions, net
      of cash acquired            (12,977)                 (35,276)
   Acquisition of property
      and equipment, net          (16,443)     (7,406)      (8,044)        (719)
                                 ----------   --------    ---------    ---------
   Net cash provided by(used in)
     investing activities          82,915      (2,695)     (48,523)       7,714
                                  --------    --------     --------    ---------

Cash Flows From Financing
      Activities

   Net borrowings (repayments)
      on notes
     payable to bank                3,331         290       (2,792)
   Proceeds from exercise
      of stock options                456                   24,658        5,380
   Dividends paid                  (5,626)     (1,449)      (5,320)      (5,113)
   Payments for purchas
      of treasury shares           (9,801)                    (483)     (41,699)
                                 ---------    --------     --------     --------
   Net cash (used in) provided
      by financing activities     (11,640)     (1,159)      16,063      (41,432)
                                ----------    --------     --------    ---------

Net increase (decrease) in
  cash and cash equivalents        15,756      (8,606)      14,586       (4,873)
Cash and cash equivalents at
   beginning of period              9,315      17,921        3,335        8,208
                                ---------     --------      -------    ---------

Cash and cash equivalents at
   end of period               $   25,071     $ 9,315      $17,921     $  3,335
                               ==========     =========    ========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Ideon Group, Inc.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

On April 27, 1995, the stockholders of SafeCard Services, Incorporated ("SafeCard") approved a plan of reorganization whereby SafeCard became a wholly-owned subsidiary of Ideon Group, Inc. ("Ideon" or the "Company"), a newly formed Delaware corporation. All shares of SafeCard common stock were converted into shares of Ideon common stock. Ideon is a holding company with current business units as follows: SafeCard, Wright Express Corporation, National Leisure Group, Inc. and Ideon Marketing and Services Company. The operations of an additional business unit, Family Protection Network, Inc., have been discontinued as described in Note 10 - Costs Related to Products Abandoned and Restructuring.

SafeCard, the Company's principal operating subsidiary, is a credit card enhancement marketing company. Subscriptions for continuity services are primarily marketed through credit card issuers by mail or telephone. SafeCard's principal service is credit card registration and loss notification ("Hot-Line"), whereby SafeCard gives prompt notice to credit card issuers upon being informed that a subscriber's credit cards have been lost or stolen. Subscriptions for continuity services typically continue annually or periodically unless canceled by the subscriber. SafeCard also markets other continuity services including those related to fee-based credit cards ("Fee Card"), date reminder services, a personal credit information service ("CreditLine"). SafeCard is also developing new lines of business including travel and shopping related products.

Wright Express Corporation ("Wright Express"), acquired in September 1994, provides transaction and information processing services to oil companies and commercial transportation fleets primarily through a national credit card network program, the Wright Express Universal Fleet card (the "WEX card") and through private label processing arrangements for retail fuel marketers.

National Leisure Group, Inc. ("National Leisure Group"), acquired in January 1995, provides vacation travel packages and cruises directly to the public in partnership with established retailers and warehouse clubs throughout New England and with credit card issuers and membership clubs nationwide.

Ideon Marketing and Services Company ("IMS") manages an initiative between the Company, the PGA TOUR and SunTrust BankCard, N.A. to develop and market an expanded PGA TOUR Partners program, including a co-branded credit card. The activities of IMS have been significantly curtailed due to lower than expected response rates to the expanded PGA TOUR Partners program and related credit card offering during 1995 (see Note 10 - Costs Related to Products Abandoned and Restructuring).

On February 14, 1995, the Company filed a Transition Period Form 10-Q for the two months ended December 31, 1994 in order to effect a change in its year end from October 31 to December 31. References herein to the year 1995 refer to the Company's calendar year ended December 31, 1995. References herein to the Transition Period refer to the two months ended December 31, 1994. References herein to the years 1994 and 1993 refer to the Company's previous fiscal years ended October 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Ideon and its subsidiaries, after elimination of intercompany accounts and transactions. On September 14, 1994, the Company acquired 100% of the outstanding common stock of Wright Express. Effective January 1, 1995, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of National Leisure Group. These transactions were accounted for under the purchase method and accordingly the consolidated financial statements include the results of operations of Wright Express and National Leisure Group from the respective dates of purchase (see Note 3 - Acquisitions).

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand, demand deposits and short-term investments with original maturities of three months or less.

Securities Available for Sale

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, ("FAS 115") "Accounting for Certain
Investments in Debt and Equity Securities." FAS 115 requires that all investments in debt and equity securities that fall within its scope be classified as either held to maturity, trading or available for sale. Management elected early adoption of FAS 115 as of October 31, 1994 and classified its entire securities portfolio as "available for sale" at that time. Securities classified as available for sale are stated at market value with any unrealized gains or losses included as a separate component of stockholders' equity.

Approximately $11,600,000 of securities available for sale at December 31, 1995 were held in escrow as required contractually by certain credit card issuers (see "Revenue Recognition/Cost Amortization").

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense while betterments are capitalized. Depreciation is computed using the straight-line method over the assets' estimated useful lives. Estimated useful lives range from 3 to 7 years for equipment, furniture and fixtures to 30 years for buildings. Capitalized leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term.

Excess of Cost Over Fair Value of Net Assets Acquired

Excess of cost over fair value of net assets acquired ("goodwill") represents the difference between the purchase price of Wright Express and National Leisure Group and the value of the net assets acquired in each of the acquisitions (see
Note 3 - Acquisitions). Such goodwill is being amortized on a straight-line basis over 25 years. Accumulated amortization was $2,216,000 and $440,000 as of December 31, 1995 and 1994, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable. Based upon this review, the Company believes that the unamortized balance of goodwill at December 31, 1995 is fully recoverable.

Revenue Recognition/Cost Amortization

Subscription Revenue and Commission Expense

The Company generally receives advance payments from subscribers for its products and services. The subscription period and advance payments are generally for periods of 12 or 36 months. These advance payments, less an appropriate allowance for cancellations, are deferred and amortized to revenue ratably over the subscription period. Credit card issuers earn commissions based on percentages of subscription billings or other profit sharing arrangements. Such commissions, less an appropriate allowance for cancellations, are also deferred and amortized to expense ratably over the subscription period.

The allowance for cancellations, net of related commissions, relates to amounts which may be refunded at a future time to subscribers who may cancel their subscriptions prior to the completion of the subscription period. Previously paid commissions related to canceled subscriptions are reimbursed to the Company by the credit card issuer.

The Company places funds in escrow as required contractually by certain credit card issuer clients. The contractual requirement as of December 31, 1995 was approximately $11,600,000. Restricted funds are released ratably over the subscription period (which coincides with the period of revenue recognition) and are invested primarily in tax-exempt municipal securities and United States Treasury securities.

Card Acquisition and Services Revenue

Card acquisition and services revenue is principally in the form of transaction fees deducted from amounts remitted to retail fueling merchants and monthly fees charged to fleet customers of Wright Express.

Consumer Marketing Revenue

Revenue from the sale of vacation packages by National Leisure Group, which is included in the "Consumer marketing revenue" caption in the consolidated statement of operations, is recognized at the date when substantially all obligations to the customer have been performed and at least 90 percent of the total booking price has been received (see Note 3 Acquisitions). Consumer marketing revenue also includes revenues from SafeCard's date reminder service which is amortized over each calendar year.

Subscriber Acquisition Costs

Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct-response" type marketing campaigns and primarily include payments for telemarketing, printing, postage, mailing services, certain direct salaries and other direct costs incurred to acquire new subscribers. Prior to December 31, 1994, these expenditures were deferred and amortized to expense in proportion to expected revenues over the expected subscription periods, including renewal periods (life of subscriber). These amortization periods ranged from 10 to 12 years for single year and multi-year subscriptions, respectively.

After a general review of the Company's business plans and related accounting practices during the Transition Period, the Company's Board of Directors approved a change in the amortization periods for deferred subscriber acquisition costs. The change was made in response to the Company's plans to incur additional marketing expenditures to enhance renewal rates. Under generally accepted accounting principles, if additional expenditures are incurred to maintain or enhance the renewal stream, the Company is required to amortize such subscriber acquisition costs over periods greater than the initial subscription period. Accordingly, based on efforts to enhance renewal rates, the Company changed its amortization periods. Effective December 31, 1994, the amortization periods were shortened to one year and three years for single year and multi-year subscriptions, respectively (initial subscription period without regard for anticipated renewals). The effect of reducing the amortization periods resulted in a one-time, non-cash, pre-tax charge to earnings of $65,500,000 during the two months ended December 31, 1994.

The change in the amortization periods for deferred subscriber acquisition costs does not affect the amortization of commissions which continue to be amortized over the one to three year subscription period, as appropriate.

Income Taxes

Effective November 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." Adoption of FAS 109 required a change from the deferred method to the liability method of accounting for income taxes. One of the principal differences of the liability method from the deferred method used in previous financial statements is that changes in tax laws and rates are reflected in income from continuing operations in the period such changes are enacted. The impact of the adoption of FAS 109 had a cumulative positive effect on the Company's reported earnings in 1994 of $2,000,000.

Income (Loss) Per Share

Income per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents (common stock issuable upon exercise of stock options) outstanding. Loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to the 1995 presentation.

2.  Change in Fiscal Year End

On February 14, 1995, SafeCard filed a Transition Period Form 10-Q for the two months ended December 31, 1994 in order to effect a change in its year end from October 31 to December 31. As a result, the consolidated audited financial statements contain information as of and for the two months ended December 31, 1994. The following supplemental unaudited consolidated statement of operations and unaudited consolidated statement of cash flows for the two months ended December 31, 1993 is presented for comparative purposes only and was presented in the Transition Period Form 10-Q filed in February 1995.

     Consolidated Statement of Operations
                                                                Two Months Ended
                                                               December 31, 1993
                                                                   (unaudited)

     Revenues
        Membership and subscription revenue, net                $     25,775,000
        Card acquisition and services revenue
        Consumer marketing revenue                                     1,743,000
        Interest income                                                1,334,000
        Other income                                                     280,000
                                                                ----------------
                                                                      29,132,000

     Costs and expenses
        Subscriber acquisition costs and related commissions          15,652,000
        Other costs of revenue                                         1,239,000
        Service costs and other operating expenses                     3,282,000
        General and administrative expenses                            2,480,000
                                                                ----------------
                                                                      22,653,000

     Income before income taxes                                        6,479,000

     Provision for income taxes                                        1,652,000

     Income before cumulative effect of change in accounting
       for income taxes                                                4,827,000

     Cumulative effect of change in accounting for income taxes        2,000,000
                                                                ----------------

     Net Income                                                 $      6,827,000
                                                                ================

     Earnings per share

     Income before cumulative effect of accounting change                  $ .18

     Cumulative effect of accounting change                                  .07

     Net income                                                            $ .25
                                                                           =====

     Weighted average number of common
       and common equivalent shares                                   27,325,000




     Consolidated Statement of Cash Flows
                                                               Two Months Ended
                                                               December 31, 1993
                                                                  (unaudited)

     Cash Flows From Operating Activities
        Net cash received from subscribers/customers            $    33,523,000
        Net cash paid to suppliers and employees                    (31,601,000)
        Interest received                                             3,627,000
        Income tax refunds (payments), net                              515,000
                                                                ----------------

           Net cash provided by operating activities                  6,064,000
                                                                ----------------

     Cash Flows From Investing Activities
        Purchases of investment securities                          (18,350,000)
        Proceeds from sale of investment securities                  15,438,000
        Proceeds from maturing investment securities                    710,000
        Acquisition of property and equipment, net                     (410,000)
                                                               -----------------

           Net cash used in investing activities                     (2,612,000)
                                                               -----------------

     Cash Flows From Financing Activities
        Proceeds from exercise of stock options                          36,000
        Dividends paid                                               (1,207,000)
        Payments for purchase of treasury shares                       (483,000)
                                                               -----------------

           Net cash used in financing activities                     (1,654,000)
                                                               -----------------

     Net increase in cash and cash equivalents                         1,798,000

     Cash and cash equivalents at beginning of period                  3,335,000
                                                                ----------------

     Cash and cash equivalents at end of period                 $      5,133,000
                                                                ================


3.  Acquisitions

National Leisure Group
On February 10, 1995, the Company completed its acquisition of substantially all of the assets and liabilities of National Leisure Group, a provider of vacation travel packages to credit card companies, retailers and wholesale clubs in the United States. The Company paid cash of $15,048,000 and agreed to issue $1,400,000 of common stock on the third anniversary of the acquisition. Also, up to $2,800,000 of additional common stock is issuable based on the attainment of certain earnings hurdles. The acquisition was effective as of January 1, 1995 and was accounted for under the purchase method. Accordingly, the consolidated results of operations of the Company include the results of operations of National Leisure Group for the year ended December 31, 1995.

As part of the transaction, the Company acquired $5,631,000 of assets, which included $2,395,000 of cash, and assumed liabilities of $7,153,000. The Company recorded $18,327,000 of goodwill which is being amortized on a straight-line basis over 25 years. Amortization expense through December 31, 1995 related to this acquisition was approximately $725,000.

The following presents the unaudited pro forma results of operations of the Company and National Leisure Group as if combined throughout the two months ended December 31, 1994 and the year ended October 31, 1994:

                                                                                           Two Months Ended              Year Ended
                                                                                             December 31,                October 31,
                                                                                               1994                         1994
                                                                                             (unaudited)                 (unaudited)

Revenues, net ................................................................              $  36,933,000               $201,940,000
Costs and expenses ...........................................................                112,708,000                176,570,000
                                                                                            -------------               ------------
Income (loss) before provision for income taxes
   and cumulative effect of accounting change ................................              $ (75,775,000)              $ 25,370,000
                                                                                            =============               ============

Net (loss) income ............................................................              $ (49,769,000)              $ 20,980,000
                                                                                            =============               ============

   (Loss) earnings per share                                                                   $   (1.70)                     $ .74
                                                                                               =========                      =====


The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented, nor are they intended to be a projection of future results.

Wright Express Corporation
On September 14, 1994, the Company acquired 100% of the outstanding common stock of Wright Express, a provider of transaction and information processing services to oil companies and commercial transportation fleets in the United States, for $35,500,000 in cash. The acquisition was accounted for under the purchase method and, accordingly, the results of operations of Wright Express are included in the Company's consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company recorded $28,891,000 of goodwill which is being amortized on a straight-line basis over 25 years.

The following presents the unaudited pro forma results of operations of the Company and Wright Express as if combined throughout the year ended October 31, 1994:

                                                                                                     Year Ended
                                                                                                     October 31,
                                                                                                         1994
                                                                                                    (unaudited)
Revenues, net                                                                                    $      200,955,000
Costs and expenses                                                                                      176,060,000
                                                                                                 ------------------
Income before provision for income taxes
   and cumulative effect of accounting change                                                    $       24,895,000
                                                                                                 ==================

Net income                                                                                       $       20,149,000
                                                                                                 ==================

   Earnings per share                                                                                    $ .71
                                                                                                         =====


The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented, nor are they intended to be a projection of future results.

4.  Investments

The Company's investment portfolio is invested primarily in tax-exempt municipal bonds. Because there is not a regularly published source of accurate current market values for tax-exempt municipal bonds, the Company's investment adviser estimates market values for the Company's securities available for sale using a pricing matrix commonly used in the municipal bond industry, or in certain cases, by soliciting quotations from municipal bond dealers.

The  financial   statement  carrying  amount,   gross  unrealized  gains,  gross
unrealized losses and estimated market value of the Company's securities available for sale were as follows:

                                                                            December 31, 1995
                                                                     Gross              Gross            Estimated
                                              Carrying            Unrealized         Unrealized           Market
                                               Amount                Gains              Losses             Value

Tax-exempt municipal bonds               $      39,054,000       $    366,000        $    (21,000)  $      39,399,000

U.S. Treasury bills                              7,415,000                                                  7,415,000

Other                                              255,000                                                    255,000
                                         -----------------       ------------        ------------   -----------------

                                         $      46,724,000       $    366,000        $    (21,000)  $      47,069,000
                                         =================       ============        ============   =================


                                                                              December 31, 1994
                                                                      Gross               Gross         Estimated
                                              Carrying             Unrealized          Unrealized        Market
                                               Amount                 Gains              Losses           Value

Tax-exempt municipal bonds               $     159,473,000                                          $     159,473,000

Other                                              193,000                                                    193,000
                                         -----------------       ------------        ------------   -----------------

                                         $     159,666,000                                          $     159,666,000
                                         =================       ============        ============   =================


Maturities of the Company's investment portfolio at December 31, 1995 were as follows:

                                                                                     Carrying             Market
                                                                                       Value               Value

                           Within one year                                       $     33,499,000   $      33,741,000
                           One to five years                                            9,187,000           9,282,000
                           More than five years                                         4,038,000           4,046,000
                                                                                 ----------------   -----------------

                                                                                 $     46,724,000   $      47,069,000
                                                                                 ================   =================

Gross realized gains on sales of securities available for sale totaled $1,237,000, $620,000 and $1,290,000 for the years ended December 31, 1995 and
October 31, 1994 and 1993, respectively. Gross realized losses on sales of securities available for sale totaled $143,000, $97,000, $27,000 and $12,000 for the years ended December 31, 1995, the two months ended December 31, 1994 and the years ended October 31, 1994 and 1993, respectively. Gains and losses on sales of securities are computed on the specific identification basis and are included as a component of other income.

On October 31, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Investments in Certain Debt and Equity Securities." Upon adoption of FAS 115, the Company classified its securities portfolio, principally consisting of municipal bonds, as available for sale and disclosed the unrealized loss of $607,000 as a separate component of stockholders' equity. During the two months ended December 31, 1994, the Company experienced further market value declines in its investment portfolio as a result of the increasing interest rate environment. Given the Company's strategy to redeploy its investment resources into operating assets and in view of the then current interest rate environment, management elected to reposition the portfolio. This repositioning helped to minimize additional market risk and complete the Company's effort to shorten the overall maturity of the portfolio. Due to the decision to sell a significant portion of the Company's investment portfolio, management determined that there was an other than temporary decline in the market value of its available for sale portfolio, and consequently the net unrealized losses of $1,943,000 were charged against earnings for the two months ended December 31, 1994.


5. Receivables, net

Receivables and the related allowance for doubtful accounts were as follows at December 31:

                                                                               1995                      1994
                                                                               ----                      ----

Receivables for transportation fleet services                            $    47,041,000           $     31,402,000
Receivables  for continuity services                                          24,086,000                 25,391,000
Other receivables                                                              1,700,000
Accrued interest receivable                                                    1,121,000                  3,288,000
                                                                         ---------------           ----------------

                                                                              73,948,000                 60,081,000

Allowance for doubtful accounts                                               (1,995,000)                (1,744,000)
                                                                         ---------------             --------------

                                                                         $    71,953,000           $     58,337,000
                                                                         ===============           ================

The receivables for transportation fleet services primarily relate to amounts due from customers of Wright Express for fleet fueling and other transportation services.


6.  Property and Equipment

Property and equipment consisted of the following at December 31:

                                                                                             1995                        1994
                                                                                             ----                        ----

Equipment ............................................................                  $ 19,747,000                   $ 13,457,000
Building .............................................................                    16,204,000                      5,582,000
Furniture and fixtures ...............................................                     7,053,000                      1,481,000
Construction in progress .............................................                     6,877,000
Land .................................................................                       447,000                        447,000
                                                                                        ------------                   ------------

                                                                                          43,451,000                     27,844,000

Less: accumulated depreciation .......................................                   (11,062,000)                    (4,463,000)
                                                                                        ------------                   ------------

                                                                                        $ 32,389,000                   $ 23,381,000
                                                                                        ============                   ============


Construction in progress related to improvements and additions made to SafeCard's operations center in Cheyenne, Wyoming. All costs associated with this project were capitalized as construction in progress and began to be depreciated when the improvements and additions were placed in service during 1995.


7.  Accrued Expenses

Included within "Accrued expenses" as of December 31, 1995 and 1994 is a disputed liability recorded in 1992 of approximately $10,500,000 relating to the Company's estimated net obligation under a contested lease (the "Ft. Lauderdale Lease") of its former Ft. Lauderdale headquarters. The Company no longer occupies these premises and is no longer making payments on the Ft. Lauderdale Lease, which is now the subject of litigation (see Note 16 - Commitments and Contingencies).


8.  Notes Payable to Bank

Notes payable to bank represents a revolving loan agreement assumed in connection with the acquisition of Wright Express in 1994. The agreement, as originally structured, provided for maximum borrowings equal to the lesser of $17,500,000 or an amount based on a percentage of eligible accounts receivable as defined therein. In November 1994, the revolving credit agreement was amended increasing the available line to $27,500,000 and the Company was added as a guarantor under the amended agreement.

Interest on the outstanding borrowings was, at Wright Express' option, either the bank's prime rate minus 0.5% or the London Interbank Offering Rate ("LIBOR") plus 0.625%. Wright Express paid a fee of 0.25% per annum on the average daily unused portion of the line of credit. Borrowings are secured by substantially all assets of Wright Express.

At December 31, 1995, the Company had $15,414,000 outstanding under the revolving line of credit with interest rates ranging from 6.31% to 7.25%.

In February 1996, Wright Express entered into a new revolving credit facility agreement replacing the previous revolving line of credit. The new credit facility has an available line of $75,000,000 of which $50,000,000 may be used to finance working capital requirements and for general corporate purposes and $25,000,000 may be used for acquisition financing. The new credit facility expires December 1, 1998. Interest on the outstanding borrowings is computed, at the option of Wright Express, under various methods including the bank's prime rate or LIBOR plus 0.75%. Wright Express pays a quarterly fee of 0.25% on the average daily unused portion of the line of credit and an annual agent's fee of $25,000. Borrowings are secured by substantially all assets of Wright Express. In February 1996, Wright Express also entered into a $5,000,000 capital expenditure line of credit arrangement with a bank.

9.  Subscriber Acquisition Costs and Commissions

Deferred subscriber acquisition costs and related commissions were as follows at December 31:

                                                                               1995                      1994
                                                                               ----                      ----

Hot-Line                                                                $     65,232,000          $      61,006,000
Fee Card                                                                       5,597,000                  4,540,000
Other services                                                                15,905,000                 19,500,000
                                                                        ----------------          -----------------

Total deferred subscriber acquisition costs                                   86,734,000                 85,046,000

Commissions                                                                   44,819,000                 46,871,000
                                                                        ----------------          -----------------

Total deferred subscriber acquisition
   costs and commissions                                                $    131,553,000          $     131,917,000
                                                                        ================          =================


10.  Costs Related to Products Abandoned and Restructuring

Included in costs related to products abandoned and restructuring in the Consolidated Statement of Operations for the year ended December 31, 1995 are special charges totaling $43,817,000, net of recoveries, related to the abandonment of certain new product developmental efforts and the related impairment of certain assets and the restructuring of SafeCard and the corporate infrastructure as discussed below. The original charge of $45,017,000 was composed of accrued liabilities of $36,248,000 and asset impairments of $8,769,000. As discussed below, in December 1995 the Company recovered $1,200,000 of a $3,900,000 deposit included in the above charges.

The components of the product abandonment and related liabilities as of December 31, 1995 are as follows:

                                                                     1995                                Balance at
                                                                  Provisions          Activity            12/31/95

Severance and other employee costs                            $    14,960,000     $     8,950,000    $      6,010,000
Costs to terminate equipment and facilities leases                  9,593,000           2,656,000           6,937,000
Liability for contract impairments                                  8,400,000           1,000,000           7,400,000
Other costs                                                         3,295,000           2,846,000             449,000
                                                              ---------------     ---------------    ----------------

                                                              $    36,248,000     $    15,452,000    $     20,796,000
                                                              ===============     ===============    ================

The $20,796,000 balance of the product abandonment and related liabilities at December 31, 1995 represents the Company's best estimate of the amounts expected to be incurred with respect to its product abandonment and restructuring efforts. The amounts that will ultimately be paid could differ from the amounts included in the product abandonment and related liabilities estimate. The Company anticipates completion of the majority of the actions related to the product abandonment and restructuring during 1996.

PGA TOUR Partners

In late March and early April 1995,  the Company  launched an expanded  PGA TOUR
Partners program through its IMS subsidiary. The program provided various benefits to members including access to PGA TOUR events and a co-branded credit card. Consumer response rates after the launch were significantly less than management's expectations and it was determined that the product as configured was not economically viable. The Company discontinued marketing the product and recorded a special charge of $17,993,000 at June 30, 1995 for costs associated with the abandonment of the product marketing including employee severance payments (approximately 130 employees), costs to terminate equipment and facilities leases, costs for contract impairments and write-downs taken for asset impairments.

On September 14, 1995, after a period of product redesign and test marketing, the Company announced that it would discontinue its credit card servicing role in connection with the PGA TOUR Partners credit card program. In connection with this decision, the Company recorded a special charge of $3,612,000 for costs associated with the abandonment of this role, including employee severance payments (approximately 60 employees), costs to terminate equipment and facilities leases and the recognition of certain commitments. The Company continues to provide membership (non-credit card) servicing for the PGA TOUR Partners program.

Family Protection Network

In April 1995, Family Protection Network launched a nationwide child registration and missing child search program. Consumer response rates from the initial product launch were significantly lower than anticipated and the Company closed this business unit. As a result, the Company recorded an $8,987,000 charge in the second quarter 1995 to cover severance payments (approximately 100 employees), costs to terminate equipment and facilities leases and write-downs taken for asset impairments. As of December 31, 1995, all employees of Family Protection Network have been terminated.

Corporate and SafeCard Restructurings
As a result of the discontinuance of these products, the Company undertook an overall restructuring of its operations, including a significant reduction of its workforce at its corporate headquarters and at SafeCard. The decision to abandon these products and restructure the Company resulted in the recording of a charge of $7,176,000 in the second quarter 1995 to cover costs to terminate certain operating leases and write-down certain assets to their estimated net realizable value. The Company recorded additional charges of $3,010,000 in the third quarter 1995 for costs associated with the restructuring of SafeCard and $4,239,000 for a restructuring of the corporate infrastructure. Restructuring costs include severance payments and costs to terminate equipment and facilities leases.

In May 1995, the Company signed a definitive purchase agreement to acquire a 350,000 square foot building and related property for approximately $39,000,000. As part of the agreement, the Company paid $3,900,000 into an escrow account as a nonrefundable deposit pending the completion of the purchase in early 1996. Included in the $7,176,000 corporate charge recorded in the second quarter was a provision for the full impairment of this deposit. Management worked with the building owner to facilitate a sale of the building to a third party. As a result, the building owner and a third party entered into a purchase agreement and the Company recovered $1,200,000 of its deposit in the fourth quarter of 1995.

In April 1994, the Company announced a reorganization of its operations and named a new senior management team. As a part of the reorganization, nine senior executives left the Company and the Ft. Lauderdale sales office was closed. As a result of this reorganization, the Company recorded a restructuring charge of $3,500,000 to cover severance agreements and a lease termination. In addition, the Company recorded an additional charge of $4,400,000 paid to Steven J. Halmos, the Company's co-founder (see Note 14 - Transactions with Related Parties). At December 31, 1995 the remaining balance of these reserves of $285,000 was included in "Accrued expenses."


11.  Segment Information

The operations of the Company are managed along business unit lines and, accordingly, the Company considers each operating subsidiary a separate business segment for financial reporting purposes. Due to their nature and stage of development, the operations of IMS and Family Protection Network have been combined and presented as Developmental Operations in the segment information table below.

                                                                            Two Months
                                                        Year Ended             Ended                     Year Ended
                                                       December 31,        December 31,                  October 31,
                                                           1995                1994               1994                1993
                                                           ----                ----               ----                ----
SafeCard
     Operating revenue                              $     187,875,000   $     30,375,000    $    173,663,000   $     157,112,000
     Operating income (loss)                               32,446,000        (59,450,000)         41,961,000          44,682,000
     Identifiable assets                                  195,769,000        217,679,000         270,636,000         206,331,000
     Depreciation and amortization                          2,549,000            236,000           1,094,000             864,000
     Capital expenditures, net                              9,881,000          7,241,000           7,913,000             719,000

Wright Express
     Operating revenue                                     23,332,000          2,915,000           2,107,000
     Operating income                                       3,434,000            512,000             250,000
     Identifiable assets                                   77,309,000         32,737,000          32,471,000
     Depreciation and amortization                          1,721,000            421,000             255,000
     Capital expenditures, net                              1,663,000            165,000             131,000

National Leisure Group
     Operating revenue                                     16,018,000
     Operating income                                       1,973,000
     Identifiable assets                                   27,237,000
     Depreciation and amortization                          1,066,000
     Capital expenditures, net                              1,969,000

Developmental Operations
     Operating revenue
     Operating loss                                       (83,803,000)        (6,565,000)         (5,006,000)
     Identifiable assets                                      521,000          4,218,000
     Depreciation and amortization                            384,000
     Capital expenditures, net                                664,000




Corporate and Other
     Operating revenue                                      6,743,000          1,408,000          13,316,000          10,014,000
     Operating income (loss)                              (31,292,000)       (10,516,000)        (13,006,000)         (2,237,000)
     Identifiable assets                                   85,074,000        174,080,000         177,266,000         171,956,000
     Depreciation and amortization                            437,000             66,000
     Capital expenditures, net                              2,266,000

Consolidated Totals
     Operating revenue                                    233,968,000         34,698,000         189,086,000         167,126,000
     Operating income (loss)                              (77,242,000)       (76,019,000)         24,199,000          42,445,000
     Identifiable assets                                  385,910,000        428,714,000         480,373,000         378,287,000
     Depreciation and amortization                          6,157,000            723,000           1,349,000             864,000
     Capital expenditures, net                             16,443,000          7,406,000           8,044,000             719,000

Identifiable assets are those assets of the Company that are identified with the operations of each of the individual business units. Corporate assets are principally cash, securities available for sale and property and equipment. National Leisure Group's identifiable assets include $17,607,000 of unamortized goodwill as of December 31, 1995. Wright Express' identifiable assets included unamortized goodwill of $27,395,000, $28,451,000 and $28,739,000 as of December 31, 1995 and 1994 and October 31, 1994, respectively. Operating income for SafeCard for the two months ended December 31, 1994 includes a pre-tax charge of $65,500,000 for a change in amortization periods for deferred subscriber acquisition costs. Operating revenue for the year ended October 31, 1994 for Corporate and Other includes a gain on litigation settlements of $4,257,000.

The Company does not earn material amounts of revenue from sources outside the United States.


12.  Income Taxes

As discussed in Note 1, the Company changed its method of accounting for income taxes as of November 1, 1993. The components of the provision for (benefit from) income taxes for the year ended December 31, 1995, the two months ended December 31, 1994 and the years ended October 31, 1994 and 1993 were as follows:

                                                                             Two Months
                                                         Year Ended             Ended                     Year Ended
                                                        December 31,        December 31,                  October 31,
                                                            1995                1994               1994                1993
                                                            ----                ----               ----                ----
Current
     Federal                                        $     (15,636,000)  $     (1,887,000)   $     13,032,000   $      15,608,000
     State                                                    (93,000)           (54,000)            272,000             101,000
                                                    -----------------   ----------------    ----------------   -----------------

         Total current                                    (15,729,000)        (1,941,000)         13,304,000          15,709,000
                                                    -----------------   ----------------    ----------------   -----------------

Deferred
     Federal                                              (11,530,000)       (23,815,000)         (7,640,000)         (3,588,000)
     State                                                   (542,000)          (319,000)            514,000          (1,153,000)
                                                    -----------------   ----------------    ----------------   -----------------

         Total deferred                                   (12,072,000)       (24,134,000)         (7,126,000)         (4,741,000)
                                                    -----------------   ----------------    ----------------   -----------------

Total $  (27,801,000) $ (26,075,000) $ 6,178,000 $ 10,968,000 The following is a reconciliation of the statutory U.S. federal income tax rate and the Company's effective income tax rate for the year ended December 31, 1995, the two months ended December 31, 1994 and the years ended October 31, 1994 and 1993:

                                                                               Two Months
                                                             Year Ended           Ended                  Year Ended
                                                            December 31,       December 31,              October 31,
                                                                1995              1994             1994              1993
                                                                ----              ----             ----              ----

Statutory federal income tax rate                               35.0%             35.0%            35.0%             34.8%
Increase (reduction) in tax rates
 resulting from:
   State income tax, net of federal benefit                                                         2.1               1.2
   Tax-exempt interest income                                   (1.7)              (.6)           (10.8)             (6.8)
   Amortization of non-deductible goodwill                        .5                .1
   Reversal of prior years' deferred taxes
    at the rates in effect at that time                                                                              (2.9)
   Other                                                         2.2             (.2)             (.8)              (.5)
                                                               -----           ------           -----             -----

Effective tax rate                                              36.0%             34.3%            25.5%             25.8%
                                                                ====              ====             ====              ====


The components of the Company's deferred income tax assets and liabilities under FAS 109 were as follows:

                                                       December 31,        December 31,        October 31,         November 1,
                                                           1995                1994               1994                1993
Deferred tax liabilities:
   Subscriber acquisition costs                     $      47,255,000   $     45,915,000    $     71,585,000   $      68,391,000
   Depreciation                                             1,312,000            432,000             549,000             382,000
                                                    -----------------   ----------------    ----------------   -----------------

                                                           48,567,000         46,347,000          72,134,000          68,773,000
                                                    -----------------   ----------------    ----------------   -----------------
Deferred tax assets:
   Multi-year subscription revenues                        41,928,000         36,968,000          36,226,000          29,051,000
   Relocation expenses                                      3,439,000          3,606,000           3,749,000           3,736,000
   Product abandonment and
     related liabilities                                    8,005,000
   Net operating loss carryforwards                         1,347,000          1,474,000           8,217,000
   Reminder/reference subscription revenue                 (2,709,000)        (3,643,000)          1,195,000          (1,945,000)
   Other                                                    5,150,000          3,946,000           1,996,000           1,829,000
                                                    -----------------   ----------------    ----------------   -----------------

                                                           57,160,000         42,351,000          51,383,000          32,671,000
                                                    -----------------   ----------------    ----------------   -----------------

Net deferred tax (asset) liability                  $      (8,593,000)  $      3,996,000    $     20,751,000   $      36,102,000
                                                    =================   ================    ================   =================

The deferred income tax benefit for the year ended October 31, 1993 (under prior accounting method) resulted from the following items:


Subscriber costs, net                                                   $        450,000
Multi-year subscription revenues                                              (7,310,000)
Reminder/reference subscription revenue                                        1,952,000
Relocation expenses                                                              698,000
Other                                                                           (531,000)
                                                                        ----------------

                                                                        $     (4,741,000)


At December 31, 1995, the Company had $4,298,000 of net operating loss carryforwards for tax purposes which, if unused, will expire in 2001.


13.  Common Stock And Stock Options

The following table presents information for the year ended December 31, 1995, the two months ended December 31, 1994 and the years ended October 31, 1994 and 1993 with respect to options granted and outstanding as follows:

                                                                               Shares Under Option
                                                           Outstanding                                                   Outstanding
                                              Option      at beginning                                                    at end of
                                            Price Range     of period        Granted       Canceled       Exercised        period

----------------------------------------------------------------------------------------------------------------------------
Year ended October 31, 1993
1979 Plan                                      $ 5.875        141,040                                      (141,040)
Outside Directors' Options               $ 6.375-13.00        200,000        200,000                       (100,000)       300,000
1987 Plan                                      $ 5.875        348,100                                      (348,100)
1989 Executive Options                         $ 5.125        980,000                                      (230,000)       750,000
1989 Employee Stock Option Plan                 $ 6.00        361,004                        (5,333)       (102,671)       253,000
Peter & Steven J. Halmos                  $ 5.125-5.50      5,850,000                    (1,950,000)                     3,900,000
1991 Employee Stock Option Plan                 $ 9.00        138,000                       (24,333)        (38,334)        75,333
1992 Employee Stock Option Plan                $ 8.875                        75,000        (12,500)                        62,500
                                                      -----------------   ----------   ------------ -----------------  -----------
                                                            8,018,144        275,000     (1,992,166)       (960,145)     5,340,833
                                                            =========      =========     ==========      ==========      =========
----------------------------------------------------------------------------------------------------------------------------
Year ended October 31, 1994
Outside Directors' Options              $ 9.00 - 13.00        300,000                                                      300,000
1989 Executive Options                         $ 5.125        750,000                                      (750,000)
1989 Employee Stock Option Plan                 $ 6.00        253,000                                      (234,000)        19,000
Steven J. Halmos                          $ 5.125-5.50      3,900,000                                    (3,900,000)
1991 Employee Stock Option Plan                 $ 9.00         75,333                       (11,667)        (36,333)        27,333
1992 Employee Stock Option Plan                $ 8.875         62,500                       (13,335)        (14,164)        35,001
1994  Long-Term Stock-Based
  Incentive Plan                       $ 12.625-18.375                     2,315,000         (3,000)                     2,312,000
Employee Stock Option Plan                     $ 16.50                        42,700         (2,700)                        40,000
                                                      -----------------  -----------    ----------- ------------------ -----------
                                                            5,340,833      2,357,700        (30,702)     (4,934,497)     2,733,334
                                                            =========      =========     ==========      ==========      =========
----------------------------------------------------------------------------------------------------------------------------




Two months ended December 31, 1994
Outside Directors' Options              $ 9.00 - 13.00        300,000                                                      300,000
1989 Employee Stock Option Plan                 $ 6.00         19,000                                                       19,000
1991 Employee Stock Option Plan                 $ 9.00         27,333                                                       27,333
1992 Employee Stock Option Plan                $ 8.875         35,001                                                       35,001
1994  Long-Term Stock-Based
  Incentive Plan                       $ 12.625-18.938      2,312,000        193,500                                     2,505,500
Employee Stock Option Plan                $16.50-17.50         40,000         21,500                                        61,500
                                                          -----------    -----------                                   -----------
                                                            2,733,334        215,000                                     2,948,334
                                                            =========     ==========                                     =========
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995
Outside Directors' Options              $ 9.00 - 13.00        300,000                                                      300,000
1989 Employee Stock Option Plan                 $ 6.00         19,000                                       (19,000)
1991 Employee Stock Option Plan                 $ 9.00         27,333                        (1,667)        (17,333)         8,333
1992 Employee Stock Option Plan                $ 8.875         35,001                       (12,501)        (12,500)        10,000
1994  Long-Term Stock-Based
  Incentive Plan                       $ 7.625 - 20.75      2,505,500      1,049,200       (936,000)         (1,000)     2,617,700
Employee Stock Option Plan            $ 9.875 - 19.125         61,500         74,300        (27,500)                       108,300
Directors Stock Plan                           $15.875                        30,000                                        30,000
                                                      ----------------   --------------------------------------------- -----------
                                                            2,948,334      1,153,500       (977,668)        (49,833)     3,074,333
                                                            =========      =========    ===========     ===========      =========

All options to purchase common shares are exercisable and no additional shares are available for granting options under each plan except as noted below.

Of the options to purchase 2,617,700 shares outstanding under the 1994 Long-Term Stock-Based Incentive Plan (as amended, the "1994 Plan"), options to purchase 655,583 shares were exercisable at December 31, 1995. A portion of the stock options outstanding under the 1994 Plan vest over time (becoming fully vested in two or four years) beginning one year from the date of grant and a portion vests based on certain stock price hurdles. Of the options to purchase 108,300 shares outstanding under the Employee Stock Option Plan, options to purchase 48,600 shares were exercisable at December 31, 1995. The options under the Employee Stock Option Plan vest one year from the date of grant.

Of the options to purchase 30,000 shares outstanding under the Directors Stock Plan, none of the options were exercisable at December 31, 1995. Sixty percent of the options, which are granted automatically upon a director's election to the Board, vest over four years beginning one year after the date of grant and forty percent of the options vest in three equal installments based on achievement of certain stock price hurdles.

In addition to the options granted under the 1994 Plan as discussed above, 15,450 shares of restricted stock have been awarded under the 1994 Plan through December 31, 1995. Of the 15,450 shares of restricted stock issued through December 31, 1995, 12,450 shares are vested and 1,000 shares of restricted stock were forfeited upon the grantee's termination of employment.

In connection with the exercise of options to purchase common stock, certain employees exchanged 94,332 and 18,134 shares of common stock in lieu of cash in 1994 and 1993, respectively. The exchanged shares are deducted from the number of shares issued upon the exercise of employee stock options for purposes of presentation in the consolidated statement of changes in stockholders' equity.

The 1994 Plan was approved by the stockholders at the 1994 Annual Meeting of Stockholders held on March 7, 1994 and amended at the 1995 Annual Meeting of Stockholders held on April 27, 1995. The 1994 Plan, as amended, provides for the award of stock options, stock appreciation rights and restricted stock covering a maximum of 3,740,000 shares. The Directors Stock Plan was approved by the stockholders at the 1995 Annual Meeting of Stockholders and provides for the automatic grant of an option to purchase 15,000 shares of the Company's common stock upon a director's initial election or appointment to the Board. Up to 105,000 shares may be issued pursuant to the Directors Stock Plan.

All stock options granted in 1995 and in prior years, except for the grants under the Employee Stock Option Plan, were administered by the Board of Directors or a committee thereof and had an exercise price based on the market price of the Company's common stock on the date of grant. The Employee Stock Option Plan is administered by a committee of Company officers who are not eligible to participate in this plan. As of December 31, 1995, 3,074,333 of the shares held in treasury were reserved for the issuance of shares under the above described stock options.


14.  Transactions with Related Parties

Until his resignation as Chief Executive Officer and a director on December 19, 1992, Steven J. Halmos, SafeCard's co-founder, provided his services to SafeCard through High Plains Capital Corporation ("HPCC"), a company owned by himself and his brother, Peter Halmos, SafeCard's other co-founder. After that date, Steven
J. Halmos, acting in the capacity of an Advisor on Marketing and Operational Strategy, provided services directly to SafeCard pursuant to a written agreement (as amended and restated as of April 1, 1993, the "Steven J. Halmos Agreement"). On May 26, 1994, SafeCard reached a settlement with Steven J. Halmos to terminate the Steven J. Halmos Agreement and various other agreements between SafeCard and Mr. Halmos that provided for payments to Mr. Halmos of $2,000,000 a year through March 31, 1998. The settlement, which arose in connection with the Company's management restructuring in April 1994 and a resulting decision to cease using Mr. Halmos' services, resulted in a $4,400,000 cash payment to Mr. Halmos and charge to 1994 earnings. Subsequent to his termination Mr. Halmos exercised options to purchase 3,900,000 shares of the Company's common stock. Stockholders' equity increased $37,800,000 resulting from the exercise of such options and the related tax benefit (see Note 13 - Common Stock and Stock Options). In 1993, SafeCard paid Steven J. Halmos (or HPCC for Steven J. Halmos' services) a total of approximately $2,100,000.

In 1993, SafeCard also entered into an agreement that called for Steven J. Halmos to sell the 1,645,760 shares of Company stock he owned at that time (this representing approximately 6.2% of total outstanding shares at April 1, 1993) to the Company as part of the Company's stock repurchase program. The shares were acquired by the Company on April 21, 1993 for a price of $11.50 per share, a price equal to the average trading price of the Company's common stock over a specific period of days following public disclosure of the repurchase.

SafeCard markets its CreditLine product pursuant to an agreement (as amended, the "CreditLine Agreement") with CreditLine Corporation ("CLC"), a corporation owned by Steven J. Halmos and Peter Halmos, SafeCard's co-founders, and their families. The CreditLine Agreement grants SafeCard an exclusive license to market CreditLine through certain credit card issuers (including all issuers with which SafeCard has contractual relationships) and provides that profits and losses, if any, are shared equally between CLC and SafeCard. Net CreditLine billings to subscribers totaled approximately $30,710,000, $7,000,000, $22,900,000 and $15,800,000 while marketing and other expenditures totaled $23,488,000, $3,060,000, $17,400,000 and $13,400,000 for the year ended December
31, 1995, the two months ended December 31, 1994 and the years ended October 31, 1994 and 1993, respectively. In June 1993, SafeCard was notified by CLC that the CreditLine Agreement would not be renewed effective November 1, 1993.

Notwithstanding its termination, the CreditLine Agreement gives SafeCard the perpetual right to continue to service existing CreditLine subscribers and to participate in the resulting income. In addition, an amendment to the CreditLine Agreement provides that SafeCard has the perpetual right to market CreditLine, and participate in the resulting income, through all of its existing card issuer clients with which it either had a CreditLine marketing agreement on November 1, 1993 or entered into such a marketing agreement within the following three years. The CreditLine Agreement is the subject of litigation as described in
Note 16 - Commitments and Contingencies.

In 1995, CreditLine and certain services marketed in conjunction with CreditLine accounted for approximately $14,506,000 or 7.7% of the Company's subscription revenue and generated approximately $4,728,000 of pre-tax income. During the Transition Period, CreditLine and related services accounted for approximately $1,913,000 or 6.3% of the Company's subscription revenue and generated approximately $702,000 of pre-tax income. In 1994, such services accounted for approximately $9,100,000 or 5.3% of the Company's subscription revenue and approximately $2,800,000 or 11.6% of the Company's pre-tax income. In 1993, such services accounted for approximately $6,500,000 or 4.2% and $1,900,000 or 4.5% of the Company's subscription revenue and pre-tax income, respectively.

The CreditLine Agreement provides for the creation of an escrow in the case of certain disputes between the parties. Effective September 1993, SafeCard began depositing CLC's share of CreditLine profits into escrow. Through December 31, 1995, SafeCard has also deposited approximately $4,265,000 of its share of the CreditLine profits in an escrow account. The Company's cash and cash equivalents include only SafeCard's share of the escrowed amounts.

SafeCard made payments under the Ft. Lauderdale Lease to a partnership consisting of Peter Halmos and Steven J. Halmos (the "Halmos Partnership"). Payments made to the Halmos Partnership for the year ended October 31, 1993 for the land and building, were approximately $700,000. No payments were made to the Halmos Partnership in 1994 or 1995. SafeCard no longer occupies the operations center and is no longer making payments on the Ft. Lauderdale Lease which is now the subject of litigation (see Note 16 - Commitments and Contingencies).

In October 1993, the Company renewed a consulting agreement with the Dilenschneider Group, Inc. ("DGI") to provide public relations counsel and advice to the Company in 1994 for an annual retainer of $180,000. A director of the Company is the majority owner and chief executive officer of DGI. In October 1994, the Company entered into an agreement with DGI for public affairs and public relations assistance during 1995 for an annual retainer of $100,000. These consulting arrangements have not been renewed for 1996.

During 1994, DGI consulted on and assisted with investor relations for a monthly fee of $12,500. In addition, another director of the Company provided investor relations consulting services to the Company during 1994 for a monthly retainer of $4,167. These consulting arrangements were terminated effective October 31, 1994.

In September 1994, the Company acquired Wright Express. The Company's former Chairman and Chief Executive Officer, Paul G. Kahn, was a director of Wright Express prior to the acquisition. During negotiations between the Company and Wright Express, Mr. Kahn did not attend any meetings or participate in any discussions of the Board of Directors of Wright Express and abstained from voting on the acquisition by the Company's Board of Directors.


15.  Employee Benefit Plans

In June 1993, the Company implemented a 401(k) and Profit-Sharing Plan for its employees who are at least 20 years of age, have worked at least 1,000 hours in the past year and have completed one year of service. The Company matches 50% of each employee's contribution, up to a maximum of 6% of each employee's salary. Company contributions vest at a rate of 20% per year after one year of service while participating in the plan. Continuation of, and contributions to, the 401(k) and Profit-Sharing Plan are voluntary, at the discretion of the Company and are paid to each eligible employee's account. The total expense recorded under the plan in 1995, the Transition Period, 1994 and 1993 was approximately $686,000, $16,000, $385,000 and $240,000, respectively.

Wright Express maintains a separate 401(k) and Profit-Sharing Plan that has been modified to mirror the benefits and conditions of the Company's plan. The total expense recorded under the plan in 1995 and the Transition Period was approximately $5,000 and $1,000, respectively.

National Leisure Group maintains a separate 401(k) and Profit-Sharing Plan for its employees who are considered full-time and have completed six months of service. National Leisure Group matches 25% of the each employee's contribution, up to a maximum of 4% of each employee's salary. Continuation of, and contributions to, the plan are voluntary, at the discretion of management and are paid to each eligible employee's account. The total expense recorded under the plan in 1995 was approximately $30,000.


16. Commitments and Contingencies

Contracts
The Company has written agreements with certain large credit card issuers which account for a large percentage of its subscription revenue. Termination of any of these contracts would adversely affect the Company. Contracts with Citibank (South Dakota), N.A. and related entities contributed 22%, 24%, 26% and 30% of the Company's consolidated revenue in 1995, the Transition Period, 1994 and 1993, respectively. Citibank contributed 30%, 30%, 32% and 36% of the Company's consolidated membership and subscription revenue during the same periods. The principal Citibank contract, as amended, expires December 31, 2000. Citibank has a right to terminate the contract in the event of the sale of a majority of the shares of the Company to specified credit card issuers, to banks and their corporate affiliates and to entities that do not have equity of at least $25,000,000.

Contracts with Sears, Roebuck and Co. contributed approximately 10% to the Company's consolidated revenue in 1995, the Transition Period, 1994 and 1993. Sears contributed 13%, 12%, 13% and 12% of the Company's consolidated membership and subscription revenue during the same periods. SafeCard has signed a letter of intent for a new five-year cooperative business relationship with Sears. The new contract will be effective on January 1, 1996 and is expected to be executed shortly.

Leases
The Company has entered into several operating leases for certain computer and telephone equipment and facilities in the normal course of business. Rent expense for 1995, the Transition Period and 1994 was $5,535,000, $452,000 and $283,000, respectively. There was no material rental expense for 1993. The following is a schedule of future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1995:

                                            1996                          $    4,523,000
                                            1997                               4,329,000
                                            1998                               2,848,000
                                            1999                               1,448,000
                                            2000                                 784,000
                                            Thereafter                         2,241,000
                                                                          --------------

                                                                          $   16,173,000

Legal Matters

The Company is defending or prosecuting claims in thirteen complex lawsuits, twelve of which involve Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard, and various parties related to him as adversaries. Peter Halmos is also a plaintiff in three other lawsuits, one against a former officer, one against a director of the Company and one against SafeCard's outside counsel, in which neither SafeCard nor the Company have been named as defendant. The thirteen cases in which the Company or its subsidiaries is a party are as follows:

     A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for SafeCard) in April 1993 in Cook County Circuit Court in Illinois against SafeCard and one of the Company's directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. SafeCard and the director moved to dismiss this lawsuit. In November 1993, the court granted the motions to dismiss all parts of the complaint, but gave the plaintiffs leave to replead, which they did. Again in March 1994, the court granted the motions to dismiss all of the complaints but permitted the plaintiffs to replead which they did in June 1994. On February 7, 1995, the court dismissed with prejudice Peter Halmos' claims regarding alleged rights to "incentive compensation," stock options or their equivalent, wrongful termination and defamation. Mr. Halmos has appealed this ruling; the initial brief, the answer brief and the reply brief have been filed. No date for oral argument has been set. SafeCard has filed an answer to the remaining indemnification claims. Its obligation to file an answer to the claims of Myron Cherry have been stayed pending settlement discussions.

     A suit by Peter Halmos, purportedly in the name of Halmos Trading & Investment Company, seeking monetary damages and specific performance against SafeCard, one of its former officers and one of the Company's directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of SafeCard's former Ft. Lauderdale headquarters. SafeCard has vacated the building, ceased making payments related to the Ft. Lauderdale lease and has filed counterclaims. In May 1994, the court dismissed Peter Halmos' amended counterclaim for breach of contract for indemnity and intentional infliction of emotional distress but gave leave to amend. In June 1994, Peter Halmos filed a second amended counterclaim purporting to state claims for intentional infliction of emotional distress, fraud and negligent misrepresentation and declaratory judgment based on alleged breach of contract for indemnity or, in the alternative, promissory estoppel, related to indemnification of legal expenses in this lawsuit. In January 1995, Peter Halmos filed a third amended counterclaim which was identical in all material respects to the second amended counterclaim. On January 17, 1995, SafeCard filed its answer to the third amended counterclaim. On October 30, 1995, the court dismissed Peter Halmos' claims against the Company for fraudulent misrepresentation and specific performance and dismissed all claims against the Company's director. Halmos also dismissed without prejudice his emotional distress claim, severed his indemnification claims and dismissed with predjudice his claim against the former officer. Trial of the lawsuit began February 26, 1996.

     A suit which seeks monetary damages and certain equitable relief filed by SafeCard in August 1993 in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled SafeCard, breached his fiduciary duties to SafeCard, and misappropriated material non-public information to make $48 million in profits on sales of SafeCard stock. In March 1994, Mr. Halmos and related entities filed a counterclaim in which claims were made of conspiracy in restraint of trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of contract for indemnity and intentional infliction of emotional distress. SafeCard's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994. On April 12, 1995, the trial court granted the motion of Mr. Halmos and certain related entities to amend their counterclaims. The amended counterclaims include claims for indemnification for legal expenses incurred in the action and a claim that SafeCard's contract with CreditLine should be rescinded. On April 19, 1995, the trial court granted Mr. Halmos' motion for summary judgment that certain of SafeCard's claims against him were barred by the statute of limitations. On March 14, 1996, the Wyoming Supreme Court reversed the trial court's ruling that certain of SafeCard's claims were barred by the statute of limitations.

     A suit seeking monetary damages by Peter Halmos, purportedly in his name and in the name of CreditLine Corporation and Continuity Marketing Corporation against SafeCard, one of its officers and three of the
     Company's  directors  in  United  States  District  Court  in the  Southern
     District of Florida, in September 1994 purporting to state various tort claims, state and federal antitrust claims and claims of copyright infringement. The claims principally relate to the allegation by Peter Halmos and his companies that SafeCard has taken action to prevent him from being a successful competitor. On December 9, 1994, SafeCard, its officer and the Company's directors moved to dismiss the lawsuit. On March 8, 1995, the court granted Mr. Halmos' motion to file a second amended complaint. On March 28, 1995, SafeCard, its officer and the Company's directors again moved to dismiss the lawsuit. All discovery in the case has been stayed pending a ruling on the motion to dismiss. On August 16, 1995, the United States Magistrate Judge filed a Report and Recommendation that the case be dismissed. The parties have filed various briefs and memoranda in response to this Report. On January 4, 1996, the Magistrate recommended ruling that the statute of limitations was tolled during pendency of the case in federal court and the plaintiffs' state law claims were thus not time-barred. Defendants have filed an objection to this recommendation.

     A suit seeking monetary  damages by Peter Halmos,  as trustee for the Peter
     A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc., individually and James L. Binder as custodian for Elizabeth Binder; Edward Dubois; Sheila Ann Dubois, as personal representative of the Estate of Winifred Dubois; G. Neal Goolsby, John E. Masters, individually and as custodian for Gregory Halmos and Nicholas Halmos; and J.B. McKinney on behalf of themselves and all others similarly situated against SafeCard, one of its officers, one of its former officers and three of the Company's directors in the United States District Court for the Southern District of Florida in December 1994. This litigation involves claims by a putative class of sellers of SafeCard stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in SafeCard's investor relations program. The complaint also includes individual claims made by Peter Halmos in connection with the sale of stock by the two trusts controlled by him. The Complaint was amended on September 13, 1995 to join James L. Binder individually and as custodian for the James L. Binder, D.D.S., P.C. Profit Sharing Trust II. SafeCard and the individual defendants have filed a motion to dismiss. There has been limited discovery on class certification and identification of "John Doe" defendant issues. The Company filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiffs' reply is due March 19, 1996.

     A suit seeking monetary damages and injunctive relief by LifeFax, Inc. and Continuity Marketing Corporation, companies affiliated with Peter Halmos, in the State Circuit Court in Palm Beach County, Florida in April 1995 against the Company, Family Protection Network, Inc., SafeCard, one of the Company's directors and the Company's Chief Executive Officer purporting to state various statutory and tort claims. The claims principally relate to the allegation by these companies that SafeCard's Early Warning Service and Family Protection Network were conceived and commercialized by, among others, Peter Halmos and have been improperly copied. An amended complaint filed on June 14, 1995 seeking monetary damages adds to the prior claims certain claims by Nicholas Rubino that principally relate to the allegation that SafeCard's Pet Registration Product was conceived by Mr. Rubino and has been improperly copied. The Company and the individual defendants filed a motion to dismiss the amended complaint. A hearing was held on the motion to dismiss on October 13, 1995. On November 27, 1995, the Court entered an Order denying the Company's motion to dismiss. On December 12, 1995 the defendants filed their Answer and Affirmative Defenses to the Amended Complaint. Preliminary discovery is proceeding.

     A suit seeking monetary damages and declaratory relief by Peter Halmos, individually and as trustee for the Peter A. Halmos Revocable Trust dated January 24, 1990 and by James B. Chambers, individually and on behalf of himself and all others similarly situated against the Company, SafeCard, each of the members of the Company's Board of Directors, three non-board member officers of the Company, the Company's outside auditor and one of the Company's outside counsel in the United States District Court for the Southern District of Florida in June 1995. The litigation involves claims by a putative class of purchasers of the Company stock between December 14, 1994 and May 25, 1995 and on behalf of a separate class of all record holders of SafeCard stock as of April 27, 1995. The putative class claims are for alleged violations of the federal securities laws, for alleged breach of fiduciary duty and alleged negligence in connection with certain matters voted on at the Annual Meeting of SafeCard stockholders held on April 27, 1995. The Company and the individual defendants have filed a motion to dismiss these claims. There has been limited discovery on class certification issues. The Company filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiffs' reply is due March 19, 1996.

     A purported shareholder derivative action initiated by Michael P. Pisano, on behalf of himself and other stockholders of SafeCard and Ideon Group, Inc. against SafeCard, Ideon Group Inc., two of their officers, and the Company's directors in United States District Court, Southern District of Florida. This litigation involves claims that the officers and directors of SafeCard have improperly refused to accede Peter Halmos' litigation and indemnification demands against the Company. The Company and the individual defendants have filed motions to dismiss the first amended complaint. On September 29, 1995, Pisano filed a second amended complaint which made additional allegations of waste and mismanagement against the Company's officers and directors in connection with the Family Protection Network and PGA Tour Partners products. On December 26, 1995, the Company filed motions to dismiss the Second Amended Complaint for: (i) failure to join an indispensable party (Halmos) and failure to allege demand on the Board of Directors with particularity; and (ii) the failure of Pisano to comply with the fairness and adequacy requirements of Federal Rule of Civil Procedure
     23.1. On January 25, 1996, the plaintiff filed a memorandum in opposition to motion to dismiss. The Company filed its reply to the memorandum in opposition on February 23, 1996.

     A suit seeking monetary damages filed by Peter Halmos against SafeCard, one of its directors, its former general counsel, and its legal counsel in the Circuit Court, Fifteenth Judicial Circuit, in and for Palm Beach County, Florida on August 10, 1995. This litigation involves claims by Peter Halmos for breach of fiduciary duty and constructive fraud, fraud, and negligent misrepresentation and is based on allegations arising out of the resolution of a shareholder class action lawsuit in 1991 and SafeCard's subsequent filing of an action against Halmos and his related companies in Wyoming in 1993. Safe-Card has filed a motion to dismiss which has been set for hearing on March 29, 1996.

     A suit by Lois Hekker on behalf of herself and all others similarly situated seeking monetary damages against the Company and its former Chief Executive Officer in the United States District Court for the Middle District of Florida on July 28, 1995. The litigation involves claims by a putative class of purchasers of the Company's stock for the period April 25, 1995 through May 25, 1995 for alleged violation of the federal securities laws in connection with statements made about the Company's business and financial performance. Defendants filed a motion to dismiss on October 2, 1995. On January 3, 1996, the court stayed all merits discovery pending rulings on the motion to dismiss and on the plaintiff's motion for class certification.

     A declaratory judgment action by the Company and its directors against Peter Halmos in Delaware Chancery Court, New Castle County. This action seeks a declaration regarding the Company's advance indemnification obligations, if any, to Peter Halmos who has made numerous advance indemnification demands on the Company in connection with his many lawsuits. Halmos filed a motion to dismiss on jurisdictional grounds on November 17, 1995. The Company filed a brief in opposition and an amended complaint on February 14, 1996. Defendant's response is due March 21, 1996.

     A suit by High Plains Capital Corporation against the Company, SafeCard, two of its directors and The Dilenschneider Group, Inc. in Circuit Court in Palm Beach County, Florida. This litigation involves claims by High Plains Capital Corporation, a corporation with which Peter Halmos is affiliated, for certain incentive compensation arising out of Halmos' affiliation with SafeCard. The Complaint includes claims for breach of written agreements regarding additional services and expenses, an alternative claim for quantum meruit based on written agreement and a count for tortious interference with advantageous business relationship. The Complaint appears to attempt to revive the incentive compensation claims which have been dismissed with prejudice in Illinois. On November 30, 1995, the Company filed a motion to strike, motion to dismiss and motion to transfer. Hearings have been set on the motion to dismiss on March 29, 1996, and on the motion to strike on April 4, 1996.

     A suit filed by High Plains Capital Corporation against the Company and SafeCard in Circuit Court in Broward County, Florida. This litigation involves claims by High Plains Capital Corporation, a corporation with which Peter Halmos is affiliated, for alleged breach of oral contract, alleged violation of Florida's Uniform Trade Secrets Act, alleged misappropriation of trade secrets and for declaration that certain alleged trade secrets are the property of High Plains Capital Corporation. The Company filed motions to dismiss and to transfer on December 15, 1995.

The Company is involved in certain other claims and litigation, including various employment related claims, arising from the ordinary course of business and which are not considered material to the operations of the Company.

The Company believes that it has proper and meritorious claims and defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of these litigation matters could have a material impact (either favorable or unfavorable depending on the outcome) upon the Company's operations, liquidity and financial condition.

17.  Statement Of Cash Flows

The following is a reconciliation of net income (loss) to net cash provided by (used in) operating activities:

                                                                        Two Months
                                                      Year Ended           Ended
                                                     December 31,      December 31,              Year Ended October 31,
                                                         1995              1994                1994                1993
                                                         ----              ----                ----                ----

Net (loss) income                                $    (49,441,000) $     (49,944,000)  $      20,021,000   $     31,477,000
Adjustments to reconcile net
 (loss) income to net cash (used in)
 provided by operating activities:
   Depreciation and amortization                        6,157,000            723,000           1,349,000            864,000
   Cumulative effect of change
     in accounting for income taxes                                                           (2,000,000)
   Amortization of investment
     premiums/discounts, net                            1,701,000            802,000           5,281,000          5,233,000
   Realized (gain) loss on sales of
      securities available for sale                    (1,094,000)            97,000            (593,000)        (1,277,000)
   Unrealized loss on marketable
     securities                                                            1,943,000
   Loss on impairment of assets                         7,569,000
   Income tax (benefit) provision                     (27,801,000)       (26,075,000)          6,178,000         10,968,000
   Income tax (refunds) payments, net                  11,047,000             (7,000)          3,237,000        (16,161,000)
   Billings to subscribers, net                       185,297,000         43,886,000         189,925,000        173,769,000
   Amortization of subscribers' advance
     payments to revenue                             (187,758,000)       (30,375,000)       (173,434,000)      (156,600,000)
   Effect of change in amortization
     periods for deferred subscriber
     acquisition costs                                                    65,500,000
   Expenditures for subscriber
     acquisition costs                                (68,948,000)        (8,792,000)        (68,029,000)       (63,717,000)
   Payment of commissions, net                        (51,566,000)       (11,794,000)        (52,412,000)       (49,511,000)
   Amortization of subscriber
     acquisition costs                                 67,799,000         10,001,000          56,236,000         51,075,000
   Amortization of commissions                         53,079,000          8,565,000          49,745,000         44,173,000
   Increase (decrease) in allowance
     for cancellations                                    351,000          1,541,000          (1,237,000)         1,306,000
   Changes in assets and liabilities, net
     of effects of business acquisitions:
       Receivables, net                               (12,321,000)       (15,888,000)          4,070,000           (877,000)
       Other current assets                               117,000
       Other assets                                    (6,076,000)        (3,020,000)         (1,137,000)           582,000
       Accounts payable and
         accrued expenses                              (4,427,000)         8,085,000           9,846,000         (2,459,000)
       Product abandonment and related
       liabilities                                     20,796,000
                                                 ----------------     --------------      ---------------   ---------------

Net cash (used in) provided by
   operating activities                          $    (55,519,000) $      (4,752,000)  $      47,046,000   $     28,845,000
                                                 ================  =================   =================   ================

18.  Unaudited Quarterly Financial Data

                                                                               Quarters Ended
1995                                                March 31            June 30          September 30         December 31
----                                                --------            -------          ------------         -----------

Operating revenue                                $    59,728,000   $     57,732,000    $     57,543,000    $    58,965,000
Operating income (loss)                                  429,000        (72,881,000)        (12,152,000)         7,362,000
Net income (loss) (A)                                    301,000        (46,670,000)         (7,778,000)         4,706,000
Net income (loss) per share (A)                  $           .01   $          (1.62)   $          (.28)    $           .17
Weighted average number of common
   and common equivalent shares                       29,870,000         28,860,000          28,222,000         27,986,000
Subscribers at period end                             13,024,000         13,139,000          13,174,000         13,172,000

                                                                                                              Two Months
                                                                                                                 Ended
Transition Period - 1994                                                                                      December 31
------------------------                                                                                      -----------

Operating revenue                                                                                          $    34,698,000
Operating income (loss)                                                                                        (76,019,000)
Net income (loss) (B)                                                                                          (49,944,000)
Net income (loss) per share (B)                                                                            $         (1.70)
Weighted average number of common
   and common equivalent shares                                                                                 29,297,000
Subscribers at period end                                                                                       13,046,000

                                                                               Quarters Ended
1994                                               January 31          April 30             July 31           October 31
----                                               ----------          --------             -------           ----------

Operating revenue                                $    43,694,000   $     49,313,000    $     46,415,000    $    49,664,000
Operating income (loss)                                9,153,000          5,260,000           8,278,000          1,508,000
Net income (loss) (C)                                  8,444,000          3,804,000           6,635,000          1,138,000
Income (loss) per share before
   cumulative effect of change
   in accounting for income taxes                $           .24   $            .14    $           .23     $           .04
Net income (loss) per share (C)                  $           .31   $            .14    $           .23     $           .04
Weighted average number of common
   and common equivalent shares                       27,608,000         27,761,000          28,768,000         29,229,000
Subscribers at period end                             12,229,000         12,635,000          12,876,000         13,105,000

(A) During the second and third quarters of 1995, the Company recorded pre-tax product abandonment and restructuring charges of $34,156,000 and
     $10,861,000, respectively, related to the abandonment of certain new product developmental efforts and the related impairment of certain assets and the restructuring of SafeCard and the corporate infrastructure. During the fourth quarter of 1995, the Company recovered $1,200,000 relating to a deposit previously written off in connection with the second quarter product abandonment.

(B)  During the  Transition  Period,  the Company  recorded a pre-tax  charge of
     $65,500,000  related  to  the  change  in  the  amortization   periods  for
     subscriber acquisition costs.

(C) The first quarter of 1994 includes a $2,000,000 ($.07 per share) positive effect on net earnings from a change in the Company's method of accounting for income taxes.

---------------------------------------------------------------
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------------

    NONE

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this item with regard to Directors and Executive Officers who are also Directors is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's Annual Meeting of Stockholders. See Part I Executive Officers of the Registrant for information on executive officers of the Company. The information called for in this item regarding disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's Annual Meeting of Stockholders.

Item 11.      EXECUTIVE COMPENSATION

    The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's Annual Meeting of Stockholders.


Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's Annual Meeting of Stockholders.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's Annual Meeting of Stockholders.

                                                       PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    Certain of the agreements listed below are the subject of litigation with Peter Halmos and parties related to him.

(a)1.      Financial Statements

           The Consolidated  Financial  Statements and Notes thereto required by
           Item 8 are listed in the Index set forth in Item 8. Financial Statements and Supplementary Data.

(a)2.      Financial Statement Schedules

           The Financial Statement Schedules required by Item 8 are listed in the Index set forth in Item 8. Financial Statements and Supplementary Data.

(a)3.      Exhibits

           2 Plan of Reorganization and Agreement of Merger dated as of January 23, 1995 between SafeCard, Ideon and Ideon Merger Company, incorporated by reference to Appendix A of SafeCard's 1995 definitive proxy statement which was included in Ideon Registration Statement for Form S-4 (No. 33-58273) filed as of March 28, 1995 ("Ideon's S-4").

           3(a) Ideon's Amended and Restated Certificate of Incorporation, incorporated by reference to Appendix B of SafeCard's 1995 definitive proxy statement which was included in Ideon's S-4.

           3(b) Certificate of Amendment of Ideon's Amended and Restated Certificate of Incorporation, incorporated by reference to
                      Exhibit 3(b) of Ideon's Registration Statement on Form 8-B filed in May 5, 1995.

           3(c) Ideon's By-Laws, incorporated by reference to Appendix B of SafeCard's 1995 definitive proxy statement which was included in Ideon's S-4.


                      Management Contracts and Compensatory Plans

           10(a) Form of Non-Qualified Stock Option Agreement dated August 30, 1989 with an outside director, incorporated by reference to Exhibit 10(a) of SafeCard's Quarterly Report on Form 10-Q for its fiscal quarter ended July 31, 1989.

           10(b) Form of Non-Qualified Stock Option Agreement dated October 16, 1991 with an outside director, incorporated by reference to Exhibit 10(n) of SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

           10(c) Form of Non-Qualified 1991 Employee Stock Option Plan dated October 16, 1991 with twenty key employees, incorporated by reference to Exhibit 10(o) of the SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

           10(d) Board of Directors' Resolution dated December 6, 1991 establishing a non-employee director retirement plan, incorporated by reference to Exhibit 10(s) of SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

           10(e) Indemnification Agreements for certain of SafeCard's Directors dated October 2, 1992, incorporated by reference to Exhibit 10(x) to SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1992.

           10(f) Indemnification Agreements for two of SafeCard's Directors dated February 11, 1993 and September 1, 1993, incorporated by reference to Exhibit 10(ai) of SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1993.

           10(g) Forms of Non-Qualified Stock Option Agreements dated February 11, 1993 and September 1, 1993 with two outside directors, incorporated by reference to Exhibit 10(aj) of SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1993.

          10(h)       1994 Long Term  Stock-Based  Incentive Plan,  incorporated by reference to SafeCard's 1993 definitive proxy statement.

           10(i) Second Amendment to the 1994 Long Term Stock-Based Incentive Plan, incorporated by reference to Exhibit 10(i) of SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1994.

           10(j) Employment Agreement, effective as of December 1, 1993, with Paul G. Kahn, incorporated by reference to Exhibit 1 of SafeCard's Current Report on Form 8-K filed on December 6, 1993.

           10(k) Employment Agreement, effective as of February 1, 1994, with Francis J. Marino, incorporated by reference to SafeCard's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1994.

           10(l) Amendment to Exhibit 3 of the Employment Agreement, effective as of February 1, 1994, with Francis J. Marino, incorporated by reference to Exhibit 10(l) to SafeCard's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

           10(m) Employment Agreement as of May 2, 1994, with G. Thomas Frankland, incorporated by reference to Exhibit 10(a) of SafeCard's Quarterly Report for its fiscal quarter ended April 30, 1994.

           10(n) Amendment to Exhibit 3 of the Employment Agreement, effective as of May 2, 1994, with G. Thomas Frankland, incorporated by reference to Exhibit 10(n) of SafeCard's Annual Report for the fiscal year ended October 31, 1994.

           10(o) Indemnification Agreement as of April 7, 1994, with one outside director, incorporated by reference to Exhibit 10(b) of SafeCard's Quarterly Report for its fiscal quarter ended April 30, 1994.

           10(p) Non-Qualified Stock Option Agreement as of April 7, 1994, with outside director, incorporated by reference to
                      Exhibit 10(c) of SafeCard's Quarterly Report for its fiscal quarter ended April 30, 1994.

           10(q) Employment Agreement, effective as of September 14, 1994, with John R. Birk, incorporated by reference to Exhibit 10(q) of SafeCard's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

           10(r) Amendment, effective as of January 1, 1995, to Employment Agreement, with John R. Birk, incorporated by reference to
                      Exhibit 10(r) of SafeCard's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

           10(s) Form of Assignment and Amendment of Employment Agreement, incorporated by reference to Exhibit 10(s)of Ideon's Registration Statement on Form 8-B filed on May 5, 1995.

           10(t) Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(s) of SafeCard's Annual Report on Form 10-K for the year ended October 31, 1994.

           10(u) Amendment of Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(u) of Ideon's Registration Statement on Form 8-B filed on May 5, 1995.

           10(v) Form of Executive Agreement with certain senior officers, incorporated by reference to Exhibit 10(t) of SafeCard's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

           10(w) Form of Amendment and Assignment of Executive Agreement, incorporated by reference to Exhibit 10(w)of Ideon's Registration Statement on Form 8-B filed May 5, 1995.

           10(x) Form of Non-Qualified Stock Option Agreement under the 1994 Long Term Stock-Based Incentive Plan with certain officers, incorporated by reference to Exhibit 10(u) of SafeCard's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

           10(y) Board of Directors' resolution dated January 24, 1995, reducing benefit under the non-employee director retirement plan, incorporated by reference to Exhibit 10(v) of Ideon's Form S-4.

           10(z) Form of Indemnification Agreement with certain outside directors, incorporated by reference to Exhibit 10(w) of Ideon's Form S-4.

           10(aa) Form of Amendment and Assignment of Indemnification Agreement with certain outside directors, incorporated by reference to Ideon's Registration Statement on Form 8-B filed on May 5, 1995.

           10(ab) Directors' Deferral Plan, incorporated by reference to Ideon's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

           10(ac) Directors' Stock Plan, incorporated by reference to Appendix D of SafeCard's 1995 definitive proxy statement which was included in Ideon's Form S-4.

           10(ad) Termination Agreement dated as of May 26, 1994 between SafeCard and Steven J. Halmos and Recission Agreement made and entered into as of June 9, 1994 between SafeCard and Steven J. Halmos, incorporated by reference to Exhibit 10(e) from SafeCard's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994.

           10(ae) Agreement with Citicorp (South Dakota), N.A., effective January 1, 1995, incorporated by reference to Exhibit 10(g) of Ideon's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

           10(af) Agreement with Peter Halmos, dated November 1, 1988, regarding a marketing license for credit information services, incorporated by reference to Exhibit 10(e) of SafeCard's Annual Report on Form 10-K, for its fiscal year ended October 31, 1988.

           10(ag) First Amendment to Agreement, dated January 25, 1991, regarding marketing license for credit information services, incorporated by reference to Exhibit 10(m) of SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1990.

           10(ah) Letter Agreement dated January 27, 1992, between CreditLine Corporation and the Company, incorporated by reference to Exhibit 10(q) of SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

           10(ai) Confirmation Agreement between Peter Halmos, High Plains Capital Corporation, CreditLine Corporation and SafeCard dated January 27, 1992, incorporated by reference to
                      Exhibit 10(r) of SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1991.

           10(aj) Public Relations Consulting Agreement dated October 25, 1994 between the Dilenschneider Group, Inc. and the Company, incorporated by reference to Exhibit 10(ad) of SafeCard's Annual Report on Form 10-K for its fiscal year ended October 31, 1994.

           10(ak)     Special  Projects Public  Relations  Consulting  Agreement
                      dated  December  14,  1994  between  the  Company  and the
                      Dilenschneider  Group, Inc.,  incorporated by reference to
                      Exhibit  10(ae) of  SafeCard's  Annual Report on Form 10-K
                      for its fiscal year ended December 31, 1994.
 .
           11(a)      Computation of Primary Earnings Per Share.

           11(b)      Computation of Fully Diluted Earnings Per Share.

           21         Subsidiaries of the Registrant.

           23 Consent of Independent Accountants to incorporation by reference of their report in Prospectuses constituting part of Registration Statements on Forms S-3 and S-8.

           24         Powers of Attorney.

           27         Financial Data Schedule


(b) Reports on Form 8-K

           None

--------------------------------------------------------------------------
                                      SAFECARD SERVICES, INC. AND SUBSIDIARIES
--------------- ----------------------------------------------------------

                                                    SCHEDULE VIII
                                          VALUATION AND QUALIFYING ACCOUNTS


                                                                    Additions
                                              Balance       Charged to      Charged to                          Balance
                                            at beginning    costs and         other                            at end of
Description                                  of period      expenses         accounts       Deductions           period
 Reserves deducted from assets to
   which they apply:

Year ended December 31, 1995:
 Accounts receivable                       $ 1,744,000    $ 1,151,000       $ 90,000 a       $ (990,000)f   $ 1,995,000
 Deferred commissions                          297,000                                                          297,000
 Allowance for cancellations                 9,197,000                    40,821,000 g      (40,470,000)h     9,548,000
 Product abandonment and                                   36,248,000 b                     (15,452,000)     20,796,000
   restructuring liabilities
 Product abandonment and
   restructuring asset impairments                          8,769,000 b                      (8,769,000)

 Two months ended December 31, 1994:
 Accounts receivable                       $ 1,595,000    $   232,000                       $    83,000 f   $ 1,744,000
 Deferred commissions                          297,000                                                          297,000
 Allowance for cancellations                 7,656,000                      9,327,000 g      (7,786,000) h    9,197,000
 Unrealized loss on securities
   available for sale                          607,000                                         (607,000) c

 Year ended October 31, 1994:
------------------------------
 Accounts receivable                       $   150,000    $   307,000      $1,138,000 d                      $ 1,595,000
 Deferred commissions                          297,000                                                           297,000
 Allowance for cancellations                 8,893,000                     37,810,000 g   $ (39,047,000) h     7,656,000


 Unrealized loss on securities
   available for sale                                                         607,000 e                  c       607,000

Year ended October 31, 1993:
----------------------------


 Accounts receivable                        $  350,000                                      $  (200,000) f    $  150,000
 Deferred commissions                          347,000                                          (50,000) f       297,000
 Allowance for cancellations                 7,587,000                   $ 35,529,000 g     (34,223,000) h     8,893,000


 (a) Balance recorded in the acquisition of National Leisure Group, Inc.
 (b) Charges recorded as part of the Company's failed product development efforts and the restructuring of certain SafeCard and corporate functions.
 (c) Amount included as part of the $1,943,000 permanent impairment of securities available for sale.
 (d) Balance recorded in the acquisition of Wright Express.
 (e) Adjustment to record securities available for sale portfolio at market value in accordance with FAS 115.
 (f) Reversal of uncollectible accounts receivable or commissions reserves.
 (g) Charged to balance sheet accounts "Deferred subscriber acquisition commission" and "Subscriber advance payments."
 (h) Charges for refunds upon subscriber cancellations.
 (i) Uncollectible accounts receivable or commissions written-off.

----------------------------------------------------------------------------
                                                     SIGNATURES
----------------------------- ----------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            IDEON GROUP, INC.

                                            By: /s/ Eugene Miller
                                            Eugene Miller
                                            Chairman and Chief Executive Officer
March 20, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                Signature                                        Title

March 20, 1996      /s/ Eugene Miller              Director, Chairman and Chief
                   -----------------------------
                   Eugene Miller                   Executive Officer

March 20, 1996          *                          Director
                   ------------------------------
                   William T. Bacon, Jr.

March 20, 1996          *                          Director
                   -------------------------------
                   Marshall L. Burman

March 20, 1996          *                          Director
                   --------------------------------
                   John Ellis Bush

March 20, 1996          *                          Director
                   --------------------------------
                   Robert L. Dilenschneider

March 20, 1996          *                          Director
                   --------------------------------
                   Adam W. Herbert, Jr., Ph.D.

March 20, 1996                                     Director
                   -------------------------------
                   Paul G. Kahn

March 20, 1996          *                          Director
                   -------------------------------
                   Thomas F. Petway, III

March 20, 1996      /s/ G. Thomas Frankland        Vice Chairman and Chief
                                                     Financial Officer
                    G. Thomas Frankland           (Principal  Financial and
                                                     Accounting Officer)


March 20, 1996      /s/ G. Thomas Frankland
                    -----------------------
                    G. Thomas Frankland
                       * Attorney in Fact

      By signing his name hereto, G. Thomas Frankland, does sign this document on behalf of each of the persons indicated by an asterisk above, pursuant to Powers of Attorney duly executed by such persons and filed with the Securities and Exchange Commission herewith.

---------------------------------------------------------------------------
                                  Exhibit Index
---------------------------------------------------------------------------

Exhibit                                                              Page Numbers

2         Plan of  Reorganization  and Agreement of Merger           Incorporated by reference to Appendix A of SafeCard's 1995
          dated as of January 23, 1995, between SafeCard,            definitive proxy statement which was included in Ideon
          Ideon and Ideon Merger Company.                            Registration Statement on Form S-4 (No. 33-58273) filed as of March 28, 1995 (Ideon's S4).

3(a)      Ideon's Amended and Restated Certificate                   Incorporated by reference to Appendix B of SafeCard's
          of Incorporation.                                          1995 definitive proxy statement which was included
                                                                     in Ideon's S-4.
                                                                              .
3(b)      Certificate of Amendment of Ideon's                        Incorporated by reference to Exhibit 3(b) of Ideon's
          Amended and Restated Incorporation.                        Registration Statement on Form 8-B filed on May 5, 1995.

3(c)      Ideon's By-Laws                                            Incorporated  by  reference  to Appendix B of SafeCard's
                                                                     1995 definitive proxy statement which was included in
                                                                     Ideon's S-4.
Management Contracts and Compensatory Plans

10(a)     Form of Non-Qualified Stock Option Agreement               Incorporated by reference to Exhibit 10(a) with SafeCard's
          dated August 30, 1989, with an outside director.           Quarterly Report on Form 10-Q for its fiscal quarter ended
                                                                     July 31, 1989.

10(b)     Form  of  Non-Qualified   Stock  Option  Agreement  dated  Incorporated  by reference to Exhibit 10(n) of SafeCard's
          October 16, 1991 with  an outside director.                Annual  Report on Form  10-K for its  fiscal  year  ended
                                                                     October 31, 1991.

10(c)     Form of Non-Qualified  1991 Employee Stock Option Plan     Incorporated by reference to Exhibit 10(o) of SafeCard's
          dated October 16, 1991 between SafeCard with twenty        Annual Report on Form 10-K for its fiscal year ended
          key employees.                                             October 31, 1991.

10(d)     Board of  Directors'  Resolution  dated  December 6, 1991  Incorporated  by reference to Exhibit 10(s) of SafeCard's
          establishing a non-employee director retirement plan.      Annual  Report on Form  10-K for its  fiscal  year  ended
                                                                     October 31, 1991.

10(e)     Indemnification  Agreements for certain  Directors  dated  Incorporated  by reference to Exhibit 10(x) to SafeCard's
          October 2, 1992.                                           Annual  Report on Form  10-K for its  fiscal  year  ended
                                                                     October 31, 1992.

10(f)     Indemnification   Agreements   for   two  of   SafeCard's  Incorporated   by   reference   to   Exhibit   10(ai)  of
          Directors dated February 11, 1993 and September 1, 1993.   SafeCard's  Annual  Report  on Form  10-K for its  fiscal
                                                                     year ended October 31, 1993.





----------------------------------------------------------------------------------------------------------------------------
                                                       Exhibit Index
----------------------------------------------------------------------------------------------------------------------------



Exhibit                                                              Page Numbers

10(g)     Forms of Non-Qualified  Stock Option                       Incorporated by reference to Exhibit 10(aj) of
          Agreements dated February 11, 1993 and                     SafeCard's Annual Report on Form 10-K for its
          September 1, 1993 with two outside                         fiscal year ended October 31, 1993.
          directors.


10(h)     1994 Long Term Stock-Based Incentive Plan.                 Incorporated  by reference to SafeCard's  1993 definitive
                                                                     proxy statement.

10(i)     Second  Amendment  to  the  1994  Long  Term  Stock-Based  Incorporated  by reference to Exhibit 10(I) of SafeCard's
          Incentive Plan.                                            Annual  Report on Form  10-K for its  fiscal  year  ended
                                                                     October 31, 1994.

10(j)     Employment  Agreement,  effective as of December 1, 1993,  Incorporated   by  reference  to  Exhibit  1  of  Current
          with Paul G. Kahn.                                         Report on Form 8-K filed on December 6, 1993.

10(k)     Employment  Agreement,  effective as of February 1, 1994,  Incorporated by reference to SafeCard's  Quarterly Report
          with Francis J. Marino.                                    on Form 10-Q for the fiscal  quarter  ended  January  31,
                                                                     1994.

10(l)     Amendment  to  Exhibit  3 of  the  Employment  Agreement,  Incorporated  by reference to Exhibit 10(l) to SafeCard's effective as of February 1, 1994, with Francis J. Marino.  Annual  Report on Form  10-K for the  fiscal  year  ended
                                                                     October 31, 1994.

10(m)     Employment  Agreement  as of May 2, 1994,  with G. Thomas  Incorporated  by reference to Exhibit 10(a) of SafeCard's
          Frankland.                                                 Quarterly  Report for its fiscal  quarter ended April 30,
                                                                     1994.

10(n)     Amendment  to  Exhibit  3 of  the  Employment  Agreement,  Included  by  reference  to Exhibit  10(n) of  SafeCard's
          effective as of May 2, 1994, with G. Thomas Frankland.     Annual Report for the fiscal year ended October 31, 1994.

10(o)     Indemnification  Agreement as of April 7, 1994,  with one  Incorporated  by reference to Exhibit 10(b) of SafeCard's
          outside director.                                          Quarterly  Report for its fiscal  quarter ended April 30,
                                                                     1994.

10(p)     Non-Qualified  Stock  Option  Agreement  as of  April  7,  Incorporated  by reference to Exhibit 10(c) of SafeCard's
          1994, with one outside director.                           Quarterly  Report for its fiscal  quarter ended April 30,
                                                                     1994.

10(q)     Employment  Agreement,  effective  as  of  September  14,  Incorporated  by reference to Exhibit 10(q) of SafeCard's
          1995, with John R. Birk.                                   Annual Report for the fiscal year ended October 31, 1994.





----------------------------------------------------------------------------------------------------------------------------
                                                       Exhibit Index
----------------------------------------------------------------------------------------------------------------------------

Exhibit                                                              Page Numbers

10(r)     Amendment,   effective   as  of  January   1,  1995,   to  Incorporated  by reference to Exhibit 10(r) of SafeCard's
          Employment Agreement with John R. Birk.                    Annual Report for the fiscal year ended October 31, 1994.

10(t)     Executive Deferred Compensation Plan.                      Incorporated by reference to Exhibit 10(s) of SafeCard's
                                                                     Annual Report for the fiscal year ended October 31, 1994.

10(u)     Amendment of Executive Deferred Compensation Plan.         Incorporated  by  reference  to Exhibit  10(u) of Ideon's
                                                                     Registration Statement on Form 8-B filed on May 5, 1995.

10(v)     Form of Executive Agreement with certain senior officers.  Incorporated   by   reference   to   Exhibit   10(t)   of
                                                                     SafeCard's  Annual  Report  on Form  10-K  for  the  year
                                                                     ended October 31, 1994.

10(w)     Form of Amendment and Assignment of Executive Agreement.   Incorporated by reference to Exhibit 10(w) of Ideon's
                                                                     Registration Statement on Form 8-B filed on May 5, 1995.

10(x)     Form of Non-qualified Stock Option Agreement under         Incorporated by reference to Exhibit 10(u) of SafeCard's
          the 1994 Long Term Stock-Based Incentive Plan with         Annual Report for fiscal year ended October 31, 1994.
          certain officers.

10(y)     Board of  Directors'  resolution  dated January 24, 1995,  Incorporated by reference to Exhibit 10(v) of Ideon's
          reducing   benefit   under   the   nonemployee   director  S-4.
          retirement plan.

10(z)     Form of  Indemnification  Agreement with certain  outside  Incorporated by reference to Exhibit 10(w) of Ideon's
          directors.                                                 S-4.

10(aa)    Form of Amendment and Assignment of Indemnification        Incorporated by reference to Exhibit 10(aa) of Ideon's
          Agreement with certain outside directors.                  Registration Statement on Form 8-B filed on May 5, 1995.

10(ab)    Directors Deferral Plan.                                   Incorporated by reference to Exhibit 10(a) of Ideon's
                                                                     Quarterly Report on Form 10-Q for the fiscal quarter
                                                                     ended March 31, 1995.

10(ac)    Directors Stock Plan.                                      Incorporated by reference to Appendix D of SafeCard's
                                                                     1995 definitive proxy statement which was included in
                                                                     Ideon's S-4.






           Other Material Contracts

10(ad)     Termination  Agreement dated as of May 26, 1994 with     Incorporated by reference to Exhibit 10(e) from
           Steven J. Halmos and Recission Agreement made and        SafeCard's Quarterly Report on Form 10-Q for the
           entered into as of June 9, 1994 between SafeCard and     fiscal quarter ended July 31, 1994.
           Steven J. Halmos.


10(ae)     Agreement with Citicorp (South Dakota),  N.A.,           Incorporated  by reference  to Exhibit  10(g) to Ideon's
           effective January 1, 1995.                               Quarterly  Report  on Form 10-Q for its  fiscal  quarter
                                                                    ended June 30, 1995.

10(af)     Agreement with Peter Halmos, dated November 1, 1988,     Incorporated by reference to Exhibit 10(e) of SafeCard's
           regarding a marketing license for credit information     Annual Report on Form 10-K for its fiscal year ended
           services.                                                October 31, 1988.

10(ag)     First Amendment to Agreement, dated January 25, 1991,    Incorporated by reference to Exhibit 10(m) of SafeCard's
           regarding marketing license for credit information       Annual Report on Form 10-K for its fiscal year ended
           services.                                                October 31, 1990.

10(ah)     Letter   Agreement   dated  January  27,  1992,          Incorporated by reference to Exhibit 10(q) of
           between CreditLine Corporation and SafeCard.             SafeCard's  Annual  Report on Form  10-K for its  fiscal
                                                                    year ended October 31, 1991.

10(ai)     Confirmation Agreement between Peter Halmos, High        Incorporated by reference to Exhibit 10(r) of SafeCard's
           Plains Capital Corporation, CreditLine Corporation       Annual Report on Form 10-K for its fiscal year ended
           and SafeCard dated January 27, 1992.                     October 31, 1991.


10(aj)     Public Relations  Consulting  Agreement dated            Incorporated by reference to Exhibit 10(ad) of
           October 25, 1994 with the Dilenschneider Group, Inc.     SafeCard's Annual Report on Form 10-K for its fiscal
                                                                    year ended October 31, 1994.

10(ak)     Special Projects Public Relations Consulting  Agreement  Incorporated by reference to Exhibit 10(ae) of
           dated December 14, 1994 with the Dilenschneider Group,   SafeCard's Annual Report on Form 10-K for its
           Inc.                                                     fiscal year ended October 31, 1994.

11(a)      Computation of Primary Earnings Per Share.               85

11(b)      Computation of Fully Diluted Earnings Per Share.         86

21         Subsidiaries of the Registrant                           87






23         Consent of Independent  Accountants to  incorporation    88
           by reference  of their report in  Prospectuses
           constituting part of Registration Statements on Form
           S-3 and S-8.

24         Powers of Attorney                                       89-94

27         Financial Data Schedule                                  95

--------------------------------------------------------------------------

--------------------------------------------------------------------------






                                    EXHIBITS

















                                 PAGE LEFT BLANK