Form 10-Q/A
period 1995-06-30
IDEON GROUP INC
filed 1996-04-08
CIK 943097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-Q


                              AMENDMENT NUMBER 1 TO
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE  SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period ended June 30, 1995


                              Commission File No. 1-11465



                                   IDEON GROUP, INC.
               --------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter)


           Delaware                             59-3293212
- --------------------------------         --------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
  Incorporation or Organization)


7596 Centurion Parkway, Jacksonville, Florida                            32256
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code:              (904) 218-1800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                Yes   X      No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


Common Stock, $.01 Par Value

Outstanding at August 11, 1995                            28,496,132 Shares



                                              Total Number of Pages 39

PART II  OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  (2) Plan of Reorganization and Agreement of Merger dated as of January 23, 1995 between SafeCard, the Company and the Ideon Merger Company, incorporated by reference to Appendix A of SafeCard's 1995 definitive proxy statement which was included in the Company's Registration Statement on Form S-4 (No. 33-58273) filed as of March 28, 1995.

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

                  Management Contracts and Compensatory Plans

                  10(a)  Directors  Deferral Plan,  incorporated by reference to
                  Exhibit 10(a) of the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1995.

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

                  Other Material Contracts


                  10(g)Agreement with Citibank (South Dakota), N.A., effective January 1, 1995, and executed in June 1995.


                  10(h) Purchase and Sale Agreement with American Express Centurion Service Corporation and American Express Travel Related Services Company, Inc., dated April 27, 1995, incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report for the fiscal quarter ended June 30, 1995.

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



                                                  IDEON GROUP , INC.
                                       --------------------------------------
                                                     (Registrant)






Date:  April ____, 1996                          /s/ G. Thomas Frankland
                                       ---------------------------------------
                                                    G. Thomas Frankland
                                                    Vice Chairman and
                                                    Chief Financial Officer

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

3(b)                Certificate of Amendment to the                     Incorporated by reference to
                    Company's Amended and Restated                      Exhibit 3(b) of the Registration
                    Certificate of Incorporation.                       Statement on Form 8-B filed as of
                                                                        May 5, 1995.

3(c)                The Company's By-Laws.                              Incorporated by reference to
                                                                        Appendix B of SafeCard's 1995
                                                                        definitive proxy statement which
                                                                        was included in the Company's
                                                                        Registration Statement on Form
                                                                        S-4 (No. 33-58273) filed as of
                                                                        March 28, 1995.

                                      Management Contracts and Compensatory Plans

10(a)               Directors Deferral Plan                             Incorporated by reference to Exhibit 10(a)
                                                                        of the Company's Quarterly Report on
                                                                        From 10-Q for the fiscal quarter ended
                                                                        June 30, 1995.

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

                                               Other Material Contracts

10(g)*              Agreement with Citibank (South Dakota), N.A.,      Page 7 through Page 24.
                    effective January 1, 1995 and executed in
                    June 1995.

10(h)               Purchase and Sale Agreement with                   Incorporated by reference to

                    American Express Centurion Services                Exhibit 10(h) of the Company's
                    Corporation and American Travel Related            Quarterly Report on Form 10-Q for the
                    Services Company, Inc., dated April 27, 1995.      fiscal quarter ended June 30, 1996.




*Portions of Exhibit 10(g) have been omitted and filed separately with the Commission pursuant to a confidential treatment request.

                              SCHEDULE 1

            (ACCOUNTS PROVIDED FOR SOLICITATION ACTIVITY)

Citibank Action            [CONFIDENTIAL TREATMENT REQUESTED]



SafeCard Action            [CONFIDENTIAL TREATMENT REQUESTED]

                              SCHEDULE 2

                 (1995 PROTECTION PLUS MARKETING PLAN)


[CONFIDENTIAL TREATMENT REQUESTED]

                              SCHEDULE 3

                   (REISSUE ACCOUNT TARGET MODELING)

      (i)To promote marketing to [CONFIDENTIAL TREATMENT REQUESTED] CBSD confirms its intent to [CONFIDENTIAL TREATMENT REQUESTED] in connection with its [CONFIDENTIAL TREATMENT REQUESTED] to [CONFIDENTIAL TREATMENT REQUESTED] to [CONFIDENTIAL TREATMENT REQUESTED] of the Program. To promote confidence on part of both parties in the [CONFIDENTIAL TREATMENT REQUESTED] agrees to [CONFIDENTIAL TREATMENT REQUESTED] various aspects of the process, such as the [CONFIDENTIAL TREATMENT REQUESTED] as the [CONFIDENTIAL TREATMENT REQUESTED] for [CONFIDENTIAL TREATMENT REQUESTED] and the Program [CONFIDENTIAL TREATMENT REQUESTED]. The parties agree that, upon completion by [CONFIDENTIAL TREATMENT REQUESTED] they will mutually agree upon a [CONFIDENTIAL TREATMENT REQUESTED] will always have the right to [CONFIDENTIAL TREATMENT REQUESTED] and [CONFIDENTIAL TREATMENT REQUESTED].

      (ii) SafeCard may in its discretion [CONFIDENTIAL TREATMENT REQUESTED] to be [CONFIDENTIAL TREATMENT REQUESTED] with [CONFIDENTIAL TREATMENT REQUESTED]. The parties acknowledge that in [CONFIDENTIAL TREATMENT
      REQUESTED] CBSD's assistance to SafeCard in [CONFIDENTIAL TREATMENT REQUESTED] will [CONFIDENTIAL TREATMENT REQUESTED] of [CONFIDENTIAL TREATMENT REQUESTED] which the parties [CONFIDENTIAL TREATMENT REQUESTED]. Accordingly, SafeCard agrees to consult with and CBSD agrees to cooperate with and assist SafeCard in determining the [CONFIDENTIAL TREATMENT REQUESTED]. If CBSD requires the [CONFIDENTIAL TREATMENT REQUESTED] CBSD agrees to [CONFIDENTIAL TREATMENT REQUESTED]. CBSD agrees to [CONFIDENTIAL TREATMENT REQUESTED] of what are reasonably believed by it to be [CONFIDENTIAL TREATMENT REQUESTED]. SafeCard will consult with CBSD in determining [CONFIDENTIAL TREATMENT REQUESTED] will occur periodically pursuant to a mutually agreed upon schedule.

      (iii) Each model is acknowledged to be the intellectual property of its originator. In addition, the parties may wish to [CONFIDENTIAL TREATMENT REQUESTED] to be [CONFIDENTIAL TREATMENT REQUESTED]. The parties agree that for [CONFIDENTIAL TREATMENT REQUESTED] the parties will [CONFIDENTIAL TREATMENT REQUESTED] on an agreed upon [CONFIDENTIAL TREATMENT REQUESTED]. The parties agree that, when [CONFIDENTIAL TREATMENT REQUESTED] whichever [CONFIDENTIAL TREATMENT REQUESTED] shall be [CONFIDENTIAL TREATMENT REQUESTED] used until a [CONFIDENTIAL TREATMENT REQUESTED] is [CONFIDENTIAL TREATMENT REQUESTED]. The [CONFIDENTIAL TREATMENT REQUESTED] shall be determined by applying mutually agreed upon [CONFIDENTIAL TREATMENT REQUESTED].

      (iv) The parties acknowledge that their [CONFIDENTIAL TREATMENT REQUESTED] and cooperate in the [CONFIDENTIAL TREATMENT REQUESTED] will affect the degree to which the process will be mutually meaningful and beneficial. Such information shall be treated confidentially by the recipient in accordance with this Agreement. For purposes of [CONFIDENTIAL TREATMENT REQUESTED] and [CONFIDENTIAL TREATMENT REQUESTED] may [CONFIDENTIAL TREATMENT REQUESTED] those [CONFIDENTIAL TREATMENT REQUESTED] it reasonably believes to be [CONFIDENTIAL TREATMENT REQUESTED] should it be [CONFIDENTIAL TREATMENT REQUESTED] to [CONFIDENTIAL TREATMENT REQUESTED] mutually considered to be crucial to the [CONFIDENTIAL TREATMENT REQUESTED]. Due to the cost implications involved necessitated by [CONFIDENTIAL TREATMENT REQUESTED] as well as the potential reduced likelihood [CONFIDENTIAL TREATMENT REQUESTED] driven by [CONFIDENTIAL TREATMENT REQUESTED] will [CONFIDENTIAL TREATMENT REQUESTED] without [CONFIDENTIAL TREATMENT REQUESTED] the parties agree to [CONFIDENTIAL TREATMENT REQUESTED] of [CONFIDENTIAL TREATMENT REQUESTED] might have on the [CONFIDENTIAL TREATMENT REQUESTED] as described herein and mutually determine the appropriate course of action.

      (v)Performance by the parties in furtherance of the principles of this Schedule shall be subject to any applicable obligations they may have under the law.

                                   SCHEDULE 4


           (OUTBOUND TELEMARKETING OPERATIONAL POLICY AND PROCEDURES)


         Hours during which customers can be called:

         Monday - Friday                    09:00 AM - 09:00 PM local time
         Saturday                           10:00 AM - 05:00 PM local time

         Calling not permitted on:

         New Year's Eve (stop calling at 1 PM)
         New Year's Day
         Good Friday
         Easter Sunday +
         July 4th
         Yom Kippur Eve (stop calling at 1 PM) +
         Yom Kippur Day
         Rosh Hashanah Eve (stop calling at 1 PM)  +
         Rosh Hashanah Day
         Rosh Hashanah Day 2
         Passover Eve (stop calling at 1 PM)
         Passover - first day
         Thanksgiving Day
         Christmas Eve (stop calling at 1 PM)
         Christmas Day  +
         Memorial Day
         President's Day
         Labor Day

 +       These hours and holidays may change upon [CONFIDENTIAL TREATMENT
         REQUESTED].

  * [CONFIDENTIAL TREATMENT REQUESTED] of all sales must be [CONFIDENTIAL TREATMENT REQUESTED] within [CONFIDENTIAL TREATMENT REQUESTED] of original sale. [CONFIDENTIAL TREATMENT REQUESTED] of those [CONFIDENTIAL TREATMENT REQUESTED] must be attempted within [CONFIDENTIAL TREATMENT REQUESTED]. In the event that a cardmember accepted an offer but the vendor later deems the sale invalid (i.e., insufficient information) and the vendor is unable to contact the cardmember [CONFIDENTIAL TREATMENT REQUESTED] must be [CONFIDENTIAL TREATMENT REQUESTED] to the cardmember requesting the information needed to complete the enrollment. [CONFIDENTIAL TREATMENT REQUESTED].

 * [CONFIDENTIAL TREATMENT REQUESTED] If a prospect has received [CONFIDENTIAL TREATMENT REQUESTED] and is still not [CONFIDENTIAL TREATMENT REQUESTED] the call [CONFIDENTIAL TREATMENT REQUESTED].

 * Citibank Marketing and operations manager must have the right to [CONFIDENTIAL TREATMENT REQUESTED] of all [CONFIDENTIAL TREATMENT REQUESTED].

 * [CONFIDENTIAL TREATMENT REQUESTED] must obtain [CONFIDENTIAL TREATMENT REQUESTED] of all [CONFIDENTIAL TREATMENT REQUESTED] and [CONFIDENTIAL TREATMENT REQUESTED] specific to [CONFIDENTIAL TREATMENT REQUESTED] must ensure that the [CONFIDENTIAL TREATMENT REQUESTED] are [CONFIDENTIAL TREATMENT REQUESTED] with all [CONFIDENTIAL TREATMENT REQUESTED] and that [CONFIDENTIAL TREATMENT REQUESTED] are [CONFIDENTIAL TREATMENT REQUESTED].

 * SafeCard must send Protection Plus information kits to any cardmember on request after first having referred cardmember to the 800 number for further information.

 * SafeCard will request that its Telemarketing Agents maintain complete and accurate files on all telephone service representatives including, but not limited to, [CONFIDENTIAL TREATMENT REQUESTED]

 * SafeCard shall retain for [CONFIDENTIAL TREATMENT REQUESTED] any reports and invoices from a Telemarketing Agent. Upon CBSD's request, SafeCard will have duplicate copies of any such report or invoice also supplied directly to CBSD from the Telemarketing Agent at time of preparation of such report or invoice.

 *       [CONFIDENTIAL TREATMENT REQUESTED].

 * SafeCard shall provide quality control to exert its best effort to ensure that the offer is made truthfully.

 *       [CONFIDENTIAL TREATMENT REQUESTED].

 * Outbound telemarketing will be conducted on telemarketing vendors' business or institutional premises (not via homeworkers).

 *       SafeCard shall utilize  established  and mutually  agreed upon
         monitoring   standards   to  attempt  to  assure  the  uniform
         monitoring of telemarketing sales representatives.

 * SafeCard shall monitor its programs [CONFIDENTIAL TREATMENT REQUESTED] on a regular basis to ensure that telemarketing sales representatives are thoroughly trained; professional with their script adherence and presentation; have the ability to address questions with appropriate response, diction, courtesy and politeness.

                                   SCHEDULE 5

SafeCard   (Communicators/Representatives)   shall  respond  to  all  consumer's
questions or complaints  regarding  Telemarketing  activities within twenty-four
(24) hours when such question or complaints are referred to SafeCard.

All SafeCard offers to business or consumers shall be legal, legitimate and have value.

Scripts shall communicate all terms of the offer to the consumer and SafeCard shall fulfill the offer according to those terms.

SafeCard shall not solicit through the use of prerecorded messages.

SafeCard shall require its telemarketing vendors to monitor and follow all Federal and State Telemarketing laws and regulations.

SafeCard shall fulfill all Telemarketing requests for additional written information relevant to the product offering made by the consumer prior to his/her making a purchase decision.

SafeCard shall ensure that all consumers have access to customer service communicators.

                                   SCHEDULE 6

                        (PROTECTION PLUS PROGRAM SERVICES
             GENERAL DESCRIPTIONS TO WHICH SOME RESTRICTIONS APPLY)

a) SafeCard shall provide lost/stolen notification for all credit cards registered with Protection Plus.

b) SafeCard shall be responsible for the Participating Cardholder's liability for any and all fraudulent charges made on a Participating Cardholder's credit card from the time the Participating Cardholder notifies Protection Plus that the credit card is lost or stolen and for which such Participating Cardholder is held liable (see Important Notice concerning cardholder liability for fraudulent charges under law).

c) SafeCard shall wire up to $1,500 in emergency cash advances, if requested, to a Participating Cardholder charged to the Participating Cardholder's CBSD Card (must have sufficient available balance on your cash advance line on your Citibank card).

d) SafeCard shall provide emergency airline tickets, if requested, charged to the Participating Cardholder's CBSD Card (must be traveling and have a sufficient available balance on your Citibank card).

e) SafeCard shall provide a Participating Cardholder with change of address notification to an unlimited number of magazines and up to five
         (5) friends and relatives and to the Participating Cardholder's credit card issuers whose policy is to accept such notifications.

f) SafeCard shall send Participating Cardholders confirmation letters of the lost/stolen notification sent to the Participating Cardholder's credit card issuers.

g) SafeCard shall provide "Warning Stickers" for a Participating Cardholder's credit cards, as well as replacement of the same.

h)       SafeCard  shall  update  a  Participating   Cardholder's   credit  card
         registration whenever the Participating Cardholder notifies SafeCard of additions and/or deletions of credit cards.

i) SafeCard shall provide Participating Cardholders with car rental discounts.

j) SafeCard shall pay a Credit Card Theft Reward for information leading to the arrest and conviction of someone fraudulently using a Participating Cardholder's CBSD Card (participating Cardholder, his or her spouse and law enforcement personnel not eligible for reward).

k) SafeCard shall provide Participating Cardholders with a document registration service under which Participating Cardholders may list, on the registration form provided, important documents.

l) SafeCard shall provide Emergency Communication Message Service under which Participating Cardholders, if stranded while traveling, may call the toll-free number to leave messages for relatives/associates, and request that up to three (3) people be called anywhere in the U.S. to inform them of an emergency message. If Participating Cardholders need to speak directly with family or friends, they will be patched through.

                                   SCHEDULE 7

                         (COSTS AND EXPENSES CHARGEABLE)


         Amounts subtractable, where applicable, from the total of the Membership fees referenced in Article 3.2(a) are as follows:

                  (i) A [CONFIDENTIAL TREATMENT REQUESTED] for the first time in the previous month, subject to the following:

                           a. [CONFIDENTIAL TREATMENT REQUESTED] is based upon [CONFIDENTIAL TREATMENT REQUESTED] attached [CONFIDENTIAL TREATMENT REQUESTED].

                           b.       [CONFIDENTIAL   TREATMENT   REQUESTED]  will
                                    [CONFIDENTIAL   TREATMENT   REQUESTED]  to
                                    [CONFIDENTIAL TREATMENT REQUESTED].

                  (ii) [CONFIDENTIAL TREATMENT REQUESTED] for [CONFIDENTIAL TREATMENT REQUESTED] in the previous month.

                  (iii) [CONFIDENTIAL TREATMENT REQUESTED] for [CONFIDENTIAL TREATMENT REQUESTED] in the previous month.

                  (iv) [CONFIDENTIAL TREATMENT REQUESTED] equal to the amount of any [CONFIDENTIAL TREATMENT REQUESTED] in the previous month [CONFIDENTIAL TREATMENT REQUESTED] to whom such adjustment was due.

                  (v) The [CONFIDENTIAL TREATMENT REQUESTED] in that month, if any, for [CONFIDENTIAL TREATMENT REQUESTED] and the [CONFIDENTIAL TREATMENT REQUESTED] of such [CONFIDENTIAL TREATMENT REQUESTED] for the previous month [CONFIDENTIAL TREATMENT REQUESTED] by [CONFIDENTIAL TREATMENT REQUESTED] such as [CONFIDENTIAL TREATMENT REQUESTED].

                  (vi) The [CONFIDENTIAL TREATMENT REQUESTED] in that month, if any, [CONFIDENTIAL TREATMENT REQUESTED] for the previous month as [CONFIDENTIAL TREATMENT REQUESTED] by [CONFIDENTIAL TREATMENT REQUESTED] described below) for (1) [CONFIDENTIAL TREATMENT REQUESTED] and other [CONFIDENTIAL TREATMENT REQUESTED] pursuant to [CONFIDENTIAL
                           TREATMENT REQUESTED] and the [CONFIDENTIAL TREATMENT REQUESTED] and (2) for any [CONFIDENTIAL TREATMENT REQUESTED] of Program membership, the [CONFIDENTIAL TREATMENT REQUESTED] and (3) any [CONFIDENTIAL TREATMENT REQUESTED] pursuant to [CONFIDENTIAL TREATMENT REQUESTED] in connection with Program [CONFIDENTIAL TREATMENT REQUESTED] efforts.

                  (vii)    [CONFIDENTIAL TREATMENT REQUESTED].

         Fees payable hereunder [as described in (i) through (vii)] may be [CONFIDENTIAL TREATMENT REQUESTED] to [CONFIDENTIAL TREATMENT REQUESTED] any [CONFIDENTIAL TREATMENT REQUESTED] in [CONFIDENTIAL TREATMENT REQUESTED] incurred by [CONFIDENTIAL TREATMENT REQUESTED] or other [CONFIDENTIAL TREATMENT REQUESTED] with [CONFIDENTIAL TREATMENT REQUESTED] to any [CONFIDENTIAL TREATMENT REQUESTED] (other than that [CONFIDENTIAL TREATMENT REQUESTED] from a [CONFIDENTIAL TREATMENT REQUESTED] as referenced in [CONFIDENTIAL TREATMENT REQUESTED] shall be [CONFIDENTIAL TREATMENT REQUESTED]. This Schedule shall be further subject to periodic review by the parties every six (6) months.

                                   SCHEDULE 8

                       [CONFIDENTIAL TREATMENT REQUESTED]

         The  [CONFIDENTIAL   TREATMENT  REQUESTED]  pursuant  to  [CONFIDENTIAL
TREATMENT  REQUESTED]  shall  be  [CONFIDENTIAL   TREATMENT  REQUESTED]  by  the
[CONFIDENTIAL TREATMENT REQUESTED] as applicable:

                    (i) [CONFIDENTIAL TREATMENT REQUESTED] in connection with [CONFIDENTIAL TREATMENT REQUESTED] as defined in [CONFIDENTIAL TREATMENT REQUESTED] with respect to [CONFIDENTIAL TREATMENT REQUESTED].

                   (ii) In the event that in any [CONFIDENTIAL TREATMENT REQUESTED] in accordance with [CONFIDENTIAL TREATMENT REQUESTED] then for [CONFIDENTIAL TREATMENT REQUESTED] in any [CONFIDENTIAL TREATMENT REQUESTED] during that [CONFIDENTIAL TREATMENT REQUESTED] (a) [CONFIDENTIAL TREATMENT REQUESTED] during that [CONFIDENTIAL TREATMENT REQUESTED] and the [CONFIDENTIAL TREATMENT REQUESTED] for the [CONFIDENTIAL TREATMENT REQUESTED] shall be [CONFIDENTIAL TREATMENT REQUESTED] and (b) for [CONFIDENTIAL TREATMENT REQUESTED] the [CONFIDENTIAL TREATMENT REQUESTED] shall be [CONFIDENTIAL TREATMENT REQUESTED].

                  (iii)  To  [CONFIDENTIAL   TREATMENT   REQUESTED]  during  the
                  [CONFIDENTIAL TREATMENT REQUESTED] for the [CONFIDENTIAL TREATMENT REQUESTED] for [CONFIDENTIAL TREATMENT REQUESTED] the parties agree to [CONFIDENTIAL TREATMENT REQUESTED] and [CONFIDENTIAL TREATMENT REQUESTED] in accordance with the procedures described below:

                           a. By no later than [CONFIDENTIAL TREATMENT REQUESTED] of [CONFIDENTIAL TREATMENT REQUESTED] the parties will mutually [CONFIDENTIAL TREATMENT REQUESTED] and [CONFIDENTIAL TREATMENT REQUESTED] at that [CONFIDENTIAL TREATMENT REQUESTED] to be [CONFIDENTIAL TREATMENT REQUESTED] over the
                           [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] for [CONFIDENTIAL TREATMENT REQUESTED] will [CONFIDENTIAL TREATMENT REQUESTED] when [CONFIDENTIAL TREATMENT REQUESTED] to the [CONFIDENTIAL TREATMENT REQUESTED] over the
                           [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] at [CONFIDENTIAL TREATMENT REQUESTED] for [CONFIDENTIAL TREATMENT REQUESTED] for the [CONFIDENTIAL TREATMENT REQUESTED]. If the parties for the [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] (i) above on the [CONFIDENTIAL TREATMENT REQUESTED] for each [CONFIDENTIAL TREATMENT REQUESTED] with respect to [CONFIDENTIAL TREATMENT REQUESTED] but the [CONFIDENTIAL TREATMENT REQUESTED] over the [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] for the [CONFIDENTIAL TREATMENT REQUESTED] then (ii) above shall be [CONFIDENTIAL TREATMENT REQUESTED] to the [CONFIDENTIAL TREATMENT REQUESTED] the [CONFIDENTIAL TREATMENT REQUESTED] of the

                           [CONFIDENTIAL TREATMENT REQUESTED]. If the parties for the [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] (ii) above on the [CONFIDENTIAL TREATMENT REQUESTED] for each [CONFIDENTIAL TREATMENT REQUESTED] with respect to [CONFIDENTIAL TREATMENT REQUESTED] but the [CONFIDENTIAL TREATMENT REQUESTED] of [CONFIDENTIAL TREATMENT REQUESTED] for [CONFIDENTIAL TREATMENT REQUESTED] over the [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] for the [CONFIDENTIAL TREATMENT REQUESTED] then (i) above shall be [CONFIDENTIAL TREATMENT REQUESTED] to the [CONFIDENTIAL TREATMENT REQUESTED] the [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED].

                           b. By no later than [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] the parties will [CONFIDENTIAL TREATMENT REQUESTED] with respect to the [CONFIDENTIAL TREATMENT REQUESTED] to [CONFIDENTIAL TREATMENT REQUESTED] the [CONFIDENTIAL TREATMENT REQUESTED] of [CONFIDENTIAL TREATMENT REQUESTED]. If the parties for the
                           [CONFIDENTIAL    TREATMENT    REQUESTED]    or    any
                           [CONFIDENTIAL    TREATMENT    REQUESTED]    of    the
                           [CONFIDENTIAL    TREATMENT    REQUESTED]    of    the
                           [CONFIDENTIAL TREATMENT REQUESTED] on the [CONFIDENTIAL TREATMENT REQUESTED] as a result of [CONFIDENTIAL TREATMENT REQUESTED] but the
                           [CONFIDENTIAL TREATMENT REQUESTED] for the [CONFIDENTIAL TREATMENT REQUESTED] was [CONFIDENTIAL TREATMENT REQUESTED] then the parties will [CONFIDENTIAL TREATMENT REQUESTED] on the
                           [CONFIDENTIAL TREATMENT REQUESTED] to the [CONFIDENTIAL TREATMENT REQUESTED] and on as [CONFIDENTIAL TREATMENT REQUESTED] as may thereafter be [CONFIDENTIAL TREATMENT REQUESTED] with a [CONFIDENTIAL TREATMENT REQUESTED] on the [CONFIDENTIAL TREATMENT REQUESTED] for [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED]. If the parties for the [CONFIDENTIAL TREATMENT REQUESTED] or any [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] on the [CONFIDENTIAL TREATMENT REQUESTED] as a result of [CONFIDENTIAL TREATMENT REQUESTED] but the
                           [CONFIDENTIAL TREATMENT REQUESTED] for the [CONFIDENTIAL TREATMENT REQUESTED] was [CONFIDENTIAL TREATMENT REQUESTED] then the parties will [CONFIDENTIAL TREATMENT REQUESTED] on the
                           [CONFIDENTIAL TREATMENT REQUESTED] to the [CONFIDENTIAL TREATMENT REQUESTED] and on as [CONFIDENTIAL TREATMENT REQUESTED] as may thereafter be [CONFIDENTIAL TREATMENT REQUESTED] with a [CONFIDENTIAL TREATMENT REQUESTED] on the [CONFIDENTIAL TREATMENT REQUESTED] for [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED]. There shall be [CONFIDENTIAL TREATMENT REQUESTED] to the [CONFIDENTIAL TREATMENT REQUESTED] applicable to the [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL

                           TREATMENT REQUESTED] the [CONFIDENTIAL TREATMENT REQUESTED] arising from the [CONFIDENTIAL TREATMENT REQUESTED] pursuant to this (iii)b. For purposes of this paragraph, [CONFIDENTIAL TREATMENT REQUESTED] with a [CONFIDENTIAL TREATMENT REQUESTED] shall [CONFIDENTIAL TREATMENT REQUESTED] either [CONFIDENTIAL TREATMENT REQUESTED] after the
                           [CONFIDENTIAL TREATMENT REQUESTED] for the [CONFIDENTIAL TREATMENT REQUESTED] is [CONFIDENTIAL TREATMENT REQUESTED] in accordance with the [CONFIDENTIAL TREATMENT REQUESTED].

                   (iv) Where the parties are [CONFIDENTIAL TREATMENT REQUESTED]
                  with [CONFIDENTIAL TREATMENT REQUESTED] of this [CONFIDENTIAL TREATMENT REQUESTED] (other than for [CONFIDENTIAL TREATMENT REQUESTED] the [CONFIDENTIAL TREATMENT REQUESTED] shall be [CONFIDENTIAL TREATMENT REQUESTED] by the [CONFIDENTIAL TREATMENT REQUESTED] of the [CONFIDENTIAL TREATMENT REQUESTED] for the [CONFIDENTIAL TREATMENT REQUESTED] to the [CONFIDENTIAL TREATMENT REQUESTED] with the [CONFIDENTIAL
                  TREATMENT REQUESTED] as set forth in the [CONFIDENTIAL TREATMENT REQUESTED]. In [CONFIDENTIAL TREATMENT REQUESTED] the [CONFIDENTIAL TREATMENT REQUESTED] to be [CONFIDENTIAL TREATMENT REQUESTED] from any [CONFIDENTIAL TREATMENT REQUESTED] where the [CONFIDENTIAL TREATMENT REQUESTED] to that [CONFIDENTIAL TREATMENT REQUESTED] has been [CONFIDENTIAL TREATMENT REQUESTED] in accordance with (iii) above, the [CONFIDENTIAL TREATMENT REQUESTED] which is [CONFIDENTIAL TREATMENT REQUESTED] from the [CONFIDENTIAL TREATMENT REQUESTED] shall be the [CONFIDENTIAL TREATMENT REQUESTED] from that [CONFIDENTIAL TREATMENT REQUESTED].


                             [CONFIDENTIAL TREATMENT REQUESTED]          [CONFIDENTIAL TREATMENT REQUESTED]
                  Vintage
                  Year

                  11/94-
                  10/95
                  11/95-
                  10/96
                  11/96-
                  10/97
                  11/97-
                  10/98
                  11/98-10/99
                  Renewal

                  Stream %

                  Post Term


                                  SCHEDULE 9

            (SERVICE QUALITY PERFORMANCE STANDARDS AND REQUIREMENTS)

         TELEPHONE TIMELINESS/QUALITY STANDARDS FOR INBOUND 800 NUMBERS

          Definition: Calls offered on new dedicated 800 numbers are defined as calls which enter the switch to the assigned truck group. Vendors must provide this measurement and it should not be construed as only those calls which are answered.

          [CONFIDENTIAL TREATMENT REQUESTED] Calls should be answered [CONFIDENTIAL TREATMENT REQUESTED] within [CONFIDENTIAL TREATMENT REQUESTED] (answered after the prompter is complete, and human interaction begins; prompter being described as a front end Voice Response Unit [VRU]).

          [CONFIDENTIAL TREATMENT REQUESTED] No greater than [CONFIDENTIAL TREATMENT REQUESTED] abandonment for all inbound telephone calls.

          [CONFIDENTIAL TREATMENT REQUESTED] Inbound telephone inquiries must be at or below [CONFIDENTIAL TREATMENT REQUESTED]. Peak time is defined as the period of time between [CONFIDENTIAL TREATMENT REQUESTED].

         CORRESPONDENCE/FULFILLMENT TIMELINESS/QUALITY STANDARDS

          [CONFIDENTIAL TREATMENT REQUESTED] mailed within [CONFIDENTIAL TREATMENT REQUESTED] of SafeCard's receipt of enrollment requests. SafeCard will [CONFIDENTIAL TREATMENT REQUESTED] to require enrollments from telemarketing vendors to arrive at SafeCard [CONFIDENTIAL TREATMENT REQUESTED] after date of sale, except for [CONFIDENTIAL TREATMENT REQUESTED].

          [CONFIDENTIAL TREATMENT REQUESTED] All [CONFIDENTIAL TREATMENT REQUESTED] (credits) to a customer's account should be provided to CBSD [CONFIDENTIAL TREATMENT REQUESTED] within [CONFIDENTIAL TREATMENT
         REQUESTED]. Credit tapes should be sent [CONFIDENTIAL TREATMENT REQUESTED]. In the future credits can be submitted, as mutually agreed, using alternative media, on a more frequent basis.

          [CONFIDENTIAL  TREATMENT  REQUESTED]  All  correspondence  or customer
         service   inquiries   should  be   resolved   [CONFIDENTIAL   TREATMENT
         REQUESTED].

          All promotional solicitations and large volume customer service copy printed for CBSD must be [CONFIDENTIAL TREATMENT REQUESTED].

          SafeCard must send program-specific information kits to any customer upon request within [CONFIDENTIAL TREATMENT REQUESTED] from SafeCard's receipt of request.

          [CONFIDENTIAL TREATMENT REQUESTED] Those telemarketing cancellations resulting from the sales verification process, [CONFIDENTIAL TREATMENT REQUESTED] generally should not exceed [CONFIDENTIAL TREATMENT
         REQUESTED]. If so, SafeCard will conduct an inquiry and submit a recommendation within [CONFIDENTIAL TREATMENT REQUESTED].

          [CONFIDENTIAL TREATMENT REQUESTED] Telephone representatives will have terminals proximal to their work station with [CONFIDENTIAL TREATMENT REQUESTED] access to cardholder's Protection Plus master record.

         In determining SafeCard's compliance with the above standards, the parties agree that a statistically relevant number of transactions will be sampled.

                                   SCHEDULE 10

                                 (MIS REPORTING)

TELEPHONE TIMELINESS STANDARDS

INBOUND. SafeCard shall submit MIS reports to the marketing and operations managers in required format within the tracking period as set forth below:

[CONFIDENTIAL TREATMENT REQUESTED]

SALES/OUTBOUND. SafeCard shall submit MIS reports, for each segment currently marketed or specifically targeted segments, to the marketing and operations managers in required format within the tracking period as set forth below:

[CONFIDENTIAL TREATMENT REQUESTED]

CORRESPONDENCE/FULFILLMENT TIMELINESS STANDARDS

[CONFIDENTIAL TREATMENT REQUESTED]

SafeCard shall submit MIS reports to the CBSD Program Manager, in form, number and within the tracking period as required.