Form 10-K/A
period 1995-12-31
IDEON GROUP INC
filed 1996-04-29
CIK 943097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549 FORM 10-K/A

       Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1995        Commission File No. 1-11465

                                IDEON GROUP,INC.
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

                       Documents Incorporated By Reference

None.

                            Total Number of Pages 13

Registrant hereby amends its Form 10-K for its fiscal year ended December 31, 1995 by adding the following to Part III and deleting the incorporation by reference to the definitive proxy statement of Ideon Group, Inc. (the "Company").

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT

Italicized terms indicate principal occupation.


WILLIAM T. BACON, JR., director since 1978, age 73, Associate, The Chicago Corporation, an investment banking firm, November 1994 to present; Associate, Bacon, Whipple, a division of Stifel, Nicolaus & Co., an investment banking firm, 1983 to 1994; managing partner of Bacon, Whipple & Co., prior to 1983; Director, Walbro Corporation, a manufacturer of small engine carburetors and automobile fuel systems.

MARSHALL L.BURMAN, director since 1993, age 66, Of counsel, Wildman, Harrold, Allen & Dixon, a Chicago, Illinois law firm, 1992 to present; Chairman, Illinois State Board of Investment, a comingled investment fund whose beneficiaries are Illinois state employees (Chairman since 1985, Board member since 1979); Partner, Avery, Hodes, Costello & Burman, a Chicago, Illinois law firm, prior to 1992; Director, CFI Industries, Inc., a manufacturer of thermo-plastic packaging.

JOHN ELLIS BUSH, director since January 1995, age 43, President of The Codina Group, Inc., a real estate development company, 1981 to present; Director, American Heritage Life Insurance Company.(1)

ROBERT L.DILENSCHNEIDER, director since 1991, age 52, Chief Executive Officer and majority owner of The Dilenschneider Group, Inc., a public relations firm, 1991 to present; Hill & Knowlton, an international public relations firm, 1967 to 1991 (Chief Executive Officer, 1986 to 1991).

ADAM W. HERBERT, JR., Ph.D., director since January 1995, age 52, President, University of North Florida, 1989 to present; Director, Barnett Bank of
Jacksonville, N.A., a subsidiary of Barnett Banks, Inc., and Baptist Medical Center (Jacksonville, Florida), a not-for-profit acute care hospital.

EUGENE MILLER, director since 1993, age 70, Chairman of the Board of Directors of the Company and Chief Executive Officer, February 1996 to present; Professor and Assistant to the Dean at the College of Business of Florida Atlantic University, 1991 to present; Vice Chairman and Chief Financial Officer, USG
Corporation (formerly known as United States Gypsum Company), 1987 to 1991; Director, MFRI, Incorporated, a manufacturer of filter bags, and a private corporation.

THOMAS F. PETWAY, III, director since 1994, age 55, Chairman and Chief Executive Officer, Home Builders Insurance Services, Inc., a national marketing and administrative services company specializing in services and insurance programs for residential contractors, 1977 to present; Principal, Network Realty Associates, a real estate agency operating under the name Prudential Network Realty and a member of Prudential Real Estate Affiliates, Inc., 1988 to present.

     (1) The Company received on April 29, 1996, a letter from Mr. Bush dated April 26, 1996, notifying the Company of his decision to resign from the Board of Directors.

Directors of the Company are divided into three classes with each class serving staggered three year terms.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of their beneficial ownership and reports of changes in such ownership with the Securities and Exchange Commission (the "Commission"). Copies of such reports also are required to be filed with the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors regarding Form 5 reports, the following reports were not filed on a timely basis: two Forms 4 of Mr. Richard Interdonato for the months of June and May regarding transactions under the Company's stock purchase plan were filed late.

Item  11.  EXECUTIVE  COMPENSATION

In 1994 the Company effected a change in its fiscal year end from October 31 to December 31. The following table shows, for the year ending December 31, 1995, the transition period from November 1, 1994 to December 31, 1994 (the "Transition Period") and for years ending October 31, 1994, the cash and other compensation paid, accrued or earned and certain long term awards made to the named executives for all services to the Company in all capacities. None of the following persons were officers of the Company during the year ending October 31, 1993. Mr. Birk joined the Company as of September 14, 1994. Mr. Walsh joined the Company in February 1995.


                           SUMMARY COMPENSATION TABLE

                         Annual Compensation                              Long Term Compensation

                                                              Other
                                                             Annual       Restricted                            All Other
Name and                                                    Compen-            Stock                              Compen-
Principal                             Salary      Bonus      sation         Award(s)            Options/           sation
Position                 Year            ($)     ($)(1)      ($)(2)           ($)(3)            SARs (#)           ($)(4)

Paul G. Kahn             1995       $749,683         $0     $51,528                0                   0           58,887
Chairman and CEO        1994T        120,346          0        ----                0                   0            8,719
                         1994        686,538    950,000        ----           63,750           1,000,000           49,227

Francis J. Marino        1995        364,760          0        ----                0                   0           38,365
Vice Chairman and       1994T         53,846          0        ----                0                   0            3,919
General Counsel          1994        261,154    259,548        ----             ----             300,000           21,864

G. Thomas Frankland      1995        364,760          0        ----                0                   0           31,923
Vice Chairman and       1994T         53,846          0        ----                0                   0            3,919
Chief Financial Officer  1994        175,000    189,875        ----             ----             300,000           43,990

Paul F.Walsh             1995        229,167    201,000      35,210                0              50,000           57,036
President and CEO
of Wright Express
Corporation

Robert M. Frechette      1995        248,269     69,652       6,840                0                   0           59,964
President and           1994T         35,385          0        ----                0                   0             ----
Chief Executive Officer  1994        128,269    147,200        ----                0              60,000           71,626
  of SafeCard
  Services, Inc.

John R. Birk             1995        329,949          0      79,588                0             300,000          870,066
Former President and    1994T         45,833          0        ----                0                   0            3,079
Chief Operating Officer  1994         34,375     76,375        ----                0                   0             ----
of Ideon Group,  Inc.

(1) The amounts shown in 1995 include a signing bonus for Mr. Walsh of $50,000 and in 1994 the following restricted stock grants: Mr. Marino - 1,000 shares with a market value on the date of grant of $18,625 vested on August 1, 1994, Mr. Frankland - 1,000 shares with a market value on the date of grant of $17,875 vested on November 1, 1994 and Mr. Birk - 1,000 shares with a market value on the date of grant of $16,375 vested on March 14, 1995. Mr. Birk's cash bonus of $60,000 was earned in calendar year 1994.

(2) The amounts shown as other annual compensation in 1995 include the following: (i) for Mr. Walsh, $35,210 paid as reimbursement for taxes payable on relocation benefits; (ii) for Mr. Frechette, $6,840 paid as reimbursement for taxes payable on relocation benefits; and (iii) for Mr. Birk, $79,588 paid as reimbursement of taxes payable on relocation benefits. The amounts shown also include the value of all personal benefits and perquisites received by the executives that exceed the required reporting threshold of the lesser of either $50,000 or 10% of the salary and bonus shown above for the named executive officers. For Mr. Kahn, the amount reported as personal benefits and perquisites includes a $30,000 executive expense allowance as provided in his employment agreement with the Company.

(3) The amount shown in the table is equal to the closing market price on the date of grant multiplied by the number of shares of restricted stock granted to Mr. Kahn. Mr. Kahn was granted 5,000 shares of restricted stock as of December 6, 1993, vesting as to 1,000 shares after December 5, 1994, as to an additional 2,000 shares after December 5, 1995, as to an additional 1,000 shares after December 5, 1996 and as to the remaining 1,000 shares after December 5, 1997. As of the end of the Transition Period, his 4,000 unvested shares were valued at $75,500. As of December 31, 1995, his 2,000 unvested shares were valued at $20,250

(4) Amounts shown in this column for 1995 and the Transition Period include the following payments: (i) for Mr. Kahn, payments of term life insurance premiums of $4,395 in 1995; contributions by the Company under its 401(k) and profit sharing plan of $4,620 in 1995; and contributions to a grantor trust as a supplemental retirement benefit of $49,872 in 1995 and $8,719 in the Transition Period; (ii) for Mr. Marino, payments of term life insurance premiums of $9,287 in 1995; contributions by the Company under its 401(k) and profit sharing plan of $4,620 in 1995; and contributions to a grantor trust as a supplemental retirement benefit of $24,458 in 1995 and $3,919 in the Transition Period; (iii) for Mr. Frankland, payments of term life insurance premiums of $2,845 in 1995; contributions by the Company under its 401(k) and profit sharing plan of $4,620 in 1995; and contributions to a grantor trust as a supplemental retirement benefit of $24,458 and $3,919 in the Transition Period and in 1995; (iv) for Mr. Walsh, payment of term life insurance premiums of $6,263 in 1995 and relocation benefits of $50,773 in 1995; (v) for Mr. Frechette, relocation benefits of $58,199 in 1995; and contributions by the Company under its 401(k) and profit sharing plan of $1,765 in 1995; and (vi) for Mr. Birk, payment of term life insurance premiums of $2,188 in 1995; relocation benefits of $149,470 in 1995;

contributions by the Company under its 401(k) and profit sharing plan of $4,620 in 1995; contributions to a grantor trust as a supplemental retirement benefit of $21,309 in 1995 and $3,079 in the Transition Period; and payments under his employment agreement upon termination of employment by the Company as provided under his employment agreement of $692,479. See "Employment Contracts and Termination of Employment Agreements".

The following table contains information concerning the grant of stock options made during the Transition Period and fiscal year 1995 pursuant to the 1994 Plan.

Option  Grants in  Transition  Period and Last Fiscal Year

                                                                                       Potential  Realizable Value at
                                                                                       Assumed Annual Rates of Stock
                                    Individual                                         Price  Appreciation for  Option
                                    Grants                                             Term

Name                    Options/        % of Total       Exercise        Expiration    0%(4)         5%(4)        10%(4)
                            SARs      Options/SARs        or Base              Date
                         Granted        Granted to          Price
                                         Employees         ($/Sh)
                             (#)    in Fiscal Year
                                         (1)(2)(3)

John R. Birk             150,000             13.4%        $16.375        09/14/2004     $0      $1,544,655    $3,914,520

                         150,000             13.4%        $15.875        12/09/2004      0       1,497,480     3,795,000

Paul F. Walsh             50,000              4.4%        $18.500         1/31/2005      0         581,705     1,474,190

(1) By the terms of the 1994 Long Term Stock-Based Incentive Plan (the "1994 Plan"), options granted thereunder are exercisable over a period not to exceed ten years. Sixty percent of the options granted to Messrs. Birk and Walsh vest over a period of four years in annual cumulative increments of 25% on each anniversary of the date of the grant. Forty percent of the options granted to each executive vest in three equal increments when the price of the Company's common stock trades at or above $21, $24 and $27, respectively, over twenty consecutive days and in any case when nine years have elapsed from the date of grant. Under the 1994 Plan, all options will immediately vest and become exercisable in the event that a Change in Control (as defined in the 1994 Plan) of the Company occurs.

(2) The 1994 Plan provides that the Committee administering the Plan may award tax bonuses to grantees under the 1994 Plan to be paid upon the exercise of options or lapse of restrictions on restricted stock.

(3) The total number of shares granted pursuant to options to all employees under the 1994 Plan and the Employees Stock Option Plan during the Transition Period were 193,500 and 21,500 shares, respectively. The total number of shares granted pursuant to options to all employees under the 1994 Plan and the Employees Stock Option Plan during 1995 were 1,049,200 and 74,300 shares, respectively. Mr. Birk's options were granted subject to stockholder approval of an increase in the number of shares issuable under the 1994 Plan which was obtained at the annual meeting in April 1995.

(4) The dollar amount under the columns assumes that the market price of the common stock from the date of the option grant appreciates at cumulative annual rates of 0%, 5% and 10%, respectively, over the option term of ten years. The assumed rates of 5% and 10% were established by the Commission and therefore are not intended to forecast possible future appreciation of the common stock. No gain to the optionees is possible without an increase in stock price, which will benefit all stockholders commensurately. A zero percent increase in stock price will result in zero dollars for the optionee. Based on a December 9, 1994 grant price ($15.875 per share) and at an annual hypothetical appreciation of 5% for ten years, the common stock would be valued at $25.858 per share. At the hypothetical 10% annual appreciation rate for ten years, the common stock would be valued at $41.175 per share.

The  following  table  sets  forth  information   regarding  the  value  of  the
unexercised options held by these individuals as of December 31, 1995, based on the market value ($10.125) of the common stock on December 29, 1995.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values


(a)                                (b)                 (c)                 (d)                (e)
                                                                                        Value  of
                                                                    Number  of        Unexercised
                                                                   Unexercised       In-the-Money
                                                              Options/SARs  at    Options/SARs at
                                                                    FY-End (#)         FY- End(#)
                      Shares Acquired                Value        Exercisable/       Exercisable/
Name                  on Exercise (#)         Realized ($)       Unexercisable      Unexercisable

Paul G. Kahn                      -0-                  -0-   433,333/566,667(1)               0/0

Francis J. Marino                 -0-                  -0-      45,000/255,000                0/0

G.Thomas  Frankland               -0-                  -0-      45,000/255,000                0/0

Paul F. Walsh                     -0-                  -0-           0/50,0000                0/0

Robert  M.  Frechette             -0-                  -0-        9,000/51,000                0/0

John R. Birk                      -0-                  -0-              0/0(2)                0/0

(1) Mr. Kahn's employment was terminated effective as of February 5, 1996. His options were exercisable for a period of thirty days after termination of employment.

(2) Mr. Birk's employment was terminated effective as of November 15, 1995. His options were exercisable for a period of thirty days after termination of employment.

Employment  Contracts  and  Termination  of Employment  Arrangements

Employment Agreement Paul G. Kahn. In December 1993, the Company named Paul G. Kahn as its Chief Executive Officer and Chairman of its Board of Directors. On February 5, 1996, Mr. Kahn's employment with the Company was terminated. Under his employment agreement dated as of December 1, 1994 (the "Kahn Agreement"), Mr. Kahn received an annual base salary of at least $750,000 and was entitled to participate in the annual performance based incentive bonus plan of the Company. Mr. Kahn was also granted a $250,000 bonus upon execution of the Kahn Agreement and 5,000 restricted shares of common stock with restrictions lapsing on each of the first four anniversary dates of his employment. Mr. Kahn was also granted options to acquire 1,000,000 shares of common stock under the 1994 Plan.

The initial term of the Kahn Agreement was to expire on December 31, 1996 and would have been automatically renewed thereafter for additional one year terms unless either party notified the other within 180 days prior to any such renewal date that the Agreement would not be extended. The Kahn Agreement provided that if Mr. Kahn terminated his employment during the employment term for "good reason" or was terminated by the Company during the employment term other than for "cause", death or "disability" (all as defined in the Kahn Agreement), he would generally be entitled to severance pay in an amount equal to 150% of the sum of his then current base salary plus the highest amount of incentive compensation received for any bonus period during the employment term, provided, that if the termination occurred within three years following a "change of control", 300% would be substituted for 150%. In addition, all of his options would immediately vest.

Unless approved by a majority of the directors then in office who were also directors immediately after the adoption of the Kahn Agreement and not preceded in the prior year by a public disclosure (which was not approved by the Company) made by an acquiring person of a proposal regarding any of the following events, the following events are defined as a change in control: (i) the acquisition by any person of direct or indirect beneficial ownership of 25% of the combined voting power of the Company's then outstanding securities; (ii) an exchange or tender offer for the common stock; (iii) stockholder approval of a merger or consolidation of the Company unless the Company is the surviving corporation and no capital reorganization or reclassification or other change in the Company's then outstanding shares of common stock occurs, a sale or disposition of all or substantially all of the Company's assets, or liquidation or dissolution of the Company; or (iv) turnover of more than one third of the directors in a two year period, unless the nomination or election of each new director was approved by at least two thirds of the directors then still in office who were directors at the beginning of the two year period.

The Kahn Agreement also provided for certain executive benefits, including individual life and long term disability insurance policies, an annual executive allowance for automobile and certain professional services, and a supplemental retirement benefit consisting of a grantor trust to be funded by annual contributions by the Company equal to 6.7% of Mr. Kahn's annual base salary.

Mr. Kahn agreed not to compete with, solicit any key employees of, or make any public statements critical of, the Company during the term of his employment or for a period of twelve months thereafter.

Pursuant to a settlement agreement dated April 18, 1996 and based on the terms of the Kahn Agreement, the Company paid Mr. Kahn $2,580,000 in connection with the termination of his employment and in full settlement of the Company's obligations thereunder.

Employment Agreement Francis J. Marino, G. Thomas Frankland and John R. Birk. On February 1, 1994 the Company named Francis J. Marino as its Vice Chairman, and on May 1, 1994 the Company named G. Thomas Frankland its Vice Chairman and Chief Financial Officer. On September 14, 1994 with the closing of the acquisition of Wright Express Corporation, the Company entered into an agreement with John R. Birk as President and Chief Executive Officer of Wright Express Corporation. When Mr. Birk was promoted to President and Chief Operating Officer of the Company effective January 1, 1995, his agreement was amended to increase his base salary and to reflect the change in his title. The Company's employment agreement with Mr. Marino (the "Marino Agreement"), its employment agreement with Mr. Frankland (the "Frankland Agreement"), and its employment agreement with Mr. Birk (as amended, the "Birk Agreement") provided that each of Messrs. Marino, Frankland and Birk would receive an annual base salary of at least $350,000 and be eligible to participate in the short term incentive plan. Messrs. Marino, Frankland and Birk each was also granted a $32,000 bonus upon execution of his employment agreement and 1,000 restricted shares of the common stock with restrictions lapsing after six months from the date of grant. Each of Messrs. Marino and Frankland was further granted options to acquire 300,000 shares of common stock under the 1994 Plan. Mr. Birk was granted options to purchase 150,000 shares upon the Company's acquisition of Wright Express Corporation and additional options to purchase 150,000 shares upon his promotion to President and Chief Operating Officer of the Company.

The initial term of the Marino Agreement expires on December 31, 1996. The initial term of the Frankland Agreement expires May 31, 1997, and the initial term of the Birk Agreement would have expired on September 13, 1997. Each of the agreements provided for automatic renewal after the initial term for additional one year terms unless either party notifies the other within 180 days prior to any such renewal date that the Agreement will not be extended. The Marino, Frankland and Birk Agreements contain the same provisions as the Kahn Agreement regarding severance pay due to such officers upon termination with "good reason" or other than for "cause", death or "disability", and upon a "change of control", and regarding vesting of options.

The Marino, Frankland and Birk Agreements also provide for certain executive benefits during the term of employment, including individual life and long term disability insurance policies, an annual executive allowance for automobile and certain professional services, and for a supplemental retirement benefit consisting of a grantor trust to be funded by annual contributions by the Company equal to 6.7% of annual base salary. The Marino, Frankland and Birk Agreements would also entitle the executives to the relocation benefits (but not the relocation bonus) provided to other Company employees, with certain adjustments.

Under the Agreements, Messrs. Marino, Frankland and Birk agreed not to compete with, solicit any key employees of, or make any public statements critical of, the Company during the term of their employment or for a period of twelve months thereafter.

Mr. Birk's employment was terminated on November 15, 1995. The Company paid him $692,479 pursuant to the Birk Agreement. The Company is arbitrating a dispute with Mr. Birk regarding the Birk Agreement under which he claims he is due additional severance pay of approximately $600,000.

Executive Agreements. The Company has executive agreements with Messrs. Walsh and Frechette and certain other officers. The executive agreements provide that if, following a "change of control" (defined similarly to the definition in the Kahn Agreement) of the Company, an executive's employment is terminated by the Company other than for "cause", retirement, "disability" or death, or by the officer for "good reason" (all as defined in the executive agreements), the executive will be entitled to receive (i) a lump sum payment equal to one year's base salary; (ii) immediate vesting of all stock options and restricted stock grants; (iii) twelve months of medical insurance coverage reimbursed by the Company; (iv) if the Company pays such bonus to others in the executive's class, the bonus that the executive would have earned under the Company's Short-Term

Incentive Plan, pro-rated for the executive's length of service; (v) certain outplacement assistance; and (vi) any amounts accrued and owing to the executive prior to termination. If the Company terminates the executive other than for "cause", death, "disability" or retirement prior to a "change in control", the executive will be entitled to receive the benefits described in the foregoing sentence except that the vesting of any options or restricted stock will not be accelerated and no bonus payments will be made to the executive. The agreement also includes provisions preventing Mr. Walsh from competing with Wright Express Corporation for one year after termination of employment.
Directors' Fees and Other Compensation

Fees. Directors who are not employees of the Company receive a quarterly retainer of $12,500. Effective as of October 1, 1995, the Board reduced its retainer to $6,250 per quarter until the Company reported two quarters of profitability. Each chairman of a committee and the vice chairman of the Board of Directors receives an additional retainer of $1,500 per annum. No separate retainer is paid for membership on committees. Directors receive separate fees for attendance at meetings of the Board and committees which are $2,000 for in person meetings and $500 for telephonic meetings. Fees are paid for only one meeting on any one date, regardless of how many meetings may be held on that date. Directors who are employees of the Company receive no fees for service on the Board or committees or for attendance at meetings. Directors are reimbursed for their customary and usual expenses incurred in attending Board, committee and stockholder meetings, including those for travel, food and lodging. A directors deferral plan allows directors to defer all or part of their retainer and fees to an account which accrues interest until the later of their termination of service to the Company or upon reaching age 65.

In January 1996, the Board established a Strategic Direction Committee and paid each member (Messrs. Petway and Burman) and the chairman (Mr. Miller) of the committee a retainer of $12,500 and $25,000, respectively, for their service to the Company during the strategic direction process.

Stock Option Plan for  Directors.  Under the plan for  directors  adopted by the
stockholders  at  the  1995  annual  meeting  (the   "Directors   Stock  Plan"),
non-employee directors are automatically granted an option to purchase 15,000 shares of common stock upon their initial election or appointment to the Board of Directors. The Directors Stock Plan also allows directors to elect to receive their retainer and/or meeting fees in the form of common stock.

Stock Ownership Requirement. To insure that directors have a substantial personal stake in the Company, in January 1995 the Board of Directors adopted a requirement that directors joining the Board after 1994 must own 1,000 shares of common stock or elect to receive their retainer and meeting fees in the form of common stock until 1,000 shares have been purchased.

Directors' Retirement Plan. In 1991, the Company adopted an unfunded retirement plan that provides annual retirement benefits to nonemployee directors who have served on the Board of Directors for five or more years, are at least sixtyfive years of age and were not employees of the Company. Prior to its amendment in January 1995, the retirement benefit was a life annuity equal to the annual retainer paid to nonemployee directors at the time of retirement, or as subsequently modified, whichever was higher. In January 1995, the Board voted to limit the annual retirement benefit to one half of the annual retainer paid to non-employee directors at the time of retirement. It also eliminated the life annuity paid to a surviving spouse of a director which had been equal to one-half of the annuity paid to the deceased director. These changes do not apply to the vested and payable benefits of Mr. Bacon. The retirement benefits remain subject to a vesting schedule whereby directors become fifty percent vested in their retirement benefit after five years of service to the Company and vest an additional ten percent for each additional year of service. A director who is not at least sixtyfive years of age upon retirement but who is otherwise eligible is entitled to receive the retirement benefits upon reaching sixtyfive years of age. In January 1995, the Board also adopted a mandatory retirement age for directors of 75 years of age.

Public Relations and Investor Relations Consulting. In December 1994, the Company paid the Dilenschneider Group, Inc., a public relations firm of which the majority shareholder is director Robert L. Dilenschneider, $180,000 for market communications and promotion/publicity services to the Company in connection with certain specified projects. See "Certain Relationships and Related Transactions".

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

Directors,  Nominees  and  Executive  Officers.

The following table sets forth, as of April 14, 1996, beneficial ownership of the Company's common stock by each current director, the named executive officers of the Company, and all of the foregoing, together with all other executive officers, as a group. Except as described below, each of the persons and group listed below has sole voting and investment power with respect to the shares shown.

                                                 Number of
                                                 Shares Which       Total
                                                 May Be             Number
Names  of  Directors,                            Acquired           of Shares              Percent of
Nominees and Executive         Number            Within 60          Beneficially           Class
Officers                       Shares Owned      Days (7)           Owned                  (%)

William T. Bacon, Jr.            (1)105,300          0                   105,300               *
John R. Birk                       (2)8,500          0                     8,500               *
Marshall L. Burman                    2,000      100,000                 102,000               *
John Ellis Bush                       2,444        2,250                   4,694               *
Robert L. Dilenschneider                100      100,000                 100,100               *
G. Thomas Frankland                   4,010       90,000                  94,010               *
Robert M. Frechette               (3)11,762       18,000                  29,762               *
Adam W. Herbert, Jr.                  1,277        2,250                   3,527               *
Paul G. Kahn                      (4) 9,100            0                   9,100               *
Francis J. Marino                 (5) 2,500       90,000                  92,500               *
Eugene Miller                           500      100,000                 100,500               *
Thomas F. Petway, III                26,848      100,000                 126,848               *
Paul F. Walsh                             0        7,500                   7,500               *
All Directors,  Nominees and
Executive Officers as a group    226,755(6)      659,500                 886,255             3.2

* Less than one  percent.

     (1) The shares shown include 5,000 shares owned by the wife of Mr. Bacon, as to which he disclaims beneficial ownership.
     (2) The shares shown include 1,000 shares owned by the sons of Mr.Birk, as to which he disclaims beneficial ownership. Mr. Birk's employment was terminated as of November 15, 1995. His options to purchase 300,000 shares terminated pursuant to their terms on December 15, 1995.
     (3) The shares shown include 103 shares owned by the wife of Mr. Frechette, as to which he disclaims beneficial ownership.

    (4) The shares shown exclude 2,000 shares of restricted stock that were forfeited upon Mr. Kahn's termination from the Company in February 1996. His options to purchase 1,000,000 shares of the Company's common stock expired on March 6, 1996.
     (5) The shares shown include 1,000 shares owned by the wife of Mr. Marino, as to which he disclaims beneficial ownership.
     (6) The shares shown include the pro-rata portion of shares issuable under the asset purchase agreement pursuant to which National Leisure Group, Inc. ("NLG") was acquired by the Company to a corporation of which two NLG officers are shareholders. These two officers, who are executive officers of the Company, also have earn-out rights to an additional 82,936 shares issuable to the corporation if NLG achieves certain operating results.
     (7) The shares shown consist of the Company's common stock subject to stock options currently exercisable or exercisable within sixty days of April 14, 1996. Not shown are options to purchase the Company's common stock not currently exercisable and not becoming exercisable sixty days after April 14, 1996, including 210,000 shares subject to options granted to each of Messrs. Frankland and Marino, 12,750 shares each subject to options granted to Messrs. Bush and Herbert, 42,500 shares subject to options granted to Mr. Walsh, 42,000 shares subject to options granted to Mr. Frechette and 185,500 shares subject to options granted to other executive officers of the Company.

Principal Holders

     The following table sets forth, as of December 31, 1995, beneficial ownership of the Company's common stock by persons known by the Company to beneficially own more than 5% of the Company common stock:

Name and Address              Amount and Nature
of  Beneficial  Holder of     Beneficial Ownership           Percent of Class(%)

FMR Corp                      3,761,300(1)                   13.19%
82 Devonshire Street
Boston, MA 02109

Pioneering Management         2,835,000(2)                   9.95%
Corporation
60 State Street
Boston, Massachusetts
02109-1820

Legg Mason, Inc.              2,556,400(3)                   8.97%
7 East Redwood Street
Baltimore, Maryland
21203-7023

The Equitable Companies
Incorporated                  2,378,600(4)                    8.35%
787 Seventh Avenue
New York, New York  10019

     1. According to a Schedule 13G filed with the Commission by FMR Corp. ("FMR"), FMR beneficially owned 3,761,300 shares of the Company's common stock as of December 31, 1995. FMR claimed sole or shared voting power with respect to none of the shares and sole dispositive power with respect to all of the shares.

     2. According to a Schedule a 13G filed with the Commission, Pioneering Management Corporation claimed sole voting power with respect to all 2,835,000 shares and shared dispositive power with respect to all 2,835,000 shares.

     3. According to a Schedule 13G filed with the Commission by Legg Mason, nc., Legg Mason Special Investment Trust holds 2,553,500 shares, with Legg Mason Fund Advisor, Inc. having dispositive power and the remainder is held by various clients of Legg Mason Managed Investment Portfolio which has dispositive power.

     4. According to a Schedule 13G filed with the Commission jointly by five French mutual insurance companies, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle and Uni Europe Assurance Mutuelle, as a group, AXA and The Equitable Companies Incorporated and its subsidiaries, these entities beneficially owned 2,378,600 shares of the Company's common stock as of December 31, 1995. These entities claimed sole voting power with respect to 1,910,000 of such shares and shared voting power with respect to 40,400 of such shares and claimed sole dispositive power with respect to 2,378,300 of the shares and shared dispositive power with respect to 300 shares shown as of December 31, 1995.

Item  13.  CERTAIN   RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Museum Art Properties, Inc. Effective September 1994, the Company entered into an agreement with Museum Art Properties, Inc. ("MAP") pursuant to which the Company was granted a license to market products inspired by works in the 13 Vatican Museums. The agreement provided that the Company would pay MAP certain royalties and other fees from the sale of such products. In 1994, the Company paid a promotion fee of $250,000 upon award of the license and an advance against royalties of $1,500,000 to MAP. In addition, if the Company conducted sales under the agreement, the Company guaranteed certain royalties to MAP in 1996 and 1997. The agreement was amended twice to extend the time for testing the products through its Collections of the Vatican Museums catalog. Under a second amendment to the agreement, the Company had until May 1, 1995 to decide whether to terminate the agreement without being liable for any minimum royalties in 1996 or thereafter. On April 18, 1996, the Company notified MAP that it was terminating the agreement and filed suit in the Florida State Court for Duval County seeking a declaration of its rights to terminate the amended agreement. On April 19, 1996, MAP filed a suit in New York state court alleging the Company breached the agreement. Mr. Dilenschneider, one of the Company's directors, was a director of MAP until his resignation on April 18, 1996. He is a 10% shareholder of MAP and has recused himself from issues relating to the Company's dispute with MAP.

     Public Relations and Investor Relations Consulting. In December 1994, the Company paid the Dilenschneider Group, Inc., a public relations firm of which the majority shareholder is director Robert L. Dilenschneider, $180,000 for market communications and promotion/publicity services to the Company in connection with certain specified projects. In 1995, the Company reimbursed the Dilenschneider Group, Inc. for out-of-pocket expenses incurred in connection with providing market communications and promotion/publicity services to the Company. This arrangement has not been renewed for 1996.

     Jacksonville Jaguars. The Company has entered into an agreement with the Jacksonville Jaguars, Ltd. to license a suite located in the stadium in Jacksonville, Florida at which the Jacksonville franchise of the National Football League plays its games. Under the suite license, the Company has paid a security deposit of $75,000 and license fees of $75,000 and $79,458 for 1995 and 1996, respectively. The Company also paid $10,000 for an upgrade of the suite. Director Thomas F. Petway, III is a limited partner owning 10% of the Jacksonville Jaguars, Ltd., and director John Ellis Bush is a limited partner owning 1% of the Jacksonville Jaguars, Ltd.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IDEON GROUP, INC.



                            By: /s/ G. Thomas Frankland
                                    G. Thomas Frankland
                                    Vice Chairman & Chief Financial
                                    Officer

April 29, 1996