Form 10-Q
period 1996-03-31
IDEON GROUP INC
filed 1996-05-15
CIK 943097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996

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


                                    Yes X No


Common Stock, $.01 Par Value

Outstanding at May 10, 1996                                    27,983,164 Shares


                            Total Number of Pages 33

                                IDEON GROUP, INC.

                               Index to Form 10-Q
                      For the Quarter Ended March 31, 1996

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of March 31, 1996 and
               December 31, 1995                                               3
           Consolidated Statement of Operations for the Three Months
               Ended March 31, 1996 and 1995                                   4
           Consolidated Statement of Cash Flows for the Three Months
               Ended March 31, 1996 and 1995                                   5
           Notes to Consolidated Financial Statements                       6-15
           Report of Independent Certified Public Accountants                 16

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   17-28


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  29
Item 2.    None
Item 3.    None
Item 4.    None
Item 5.    None
Item 6.    Exhibits and Reports on Form 8-K                                   29


SIGNATURES                                                                    30

                          PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheet
(in thousands, except share data)

                                                                          March 31,           December 31,
                                                                            1996                  1995
                                                                        (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                      $       19,449          $       25,071
   Securities available for sale, maturing within one year                12,916                  33,741
   Receivables, net                                                       84,290                  71,953
   Income taxes receivable                                                18,862                  16,153
   Deferred subscriber acquisition costs and
     related commissions, amortizing within one year                      87,268                  91,150
   Deferred income tax asset                                                                       3,370
   Other current assets                                                    3,591                   3,228
                                                                  --------------          --------------
     Total current assets                                                226,376                 244,666

Securities available for sale, maturing after one year                    15,380                  13,328
Deferred subscriber acquisition costs and
  related commissions, amortizing after one year                          42,382                  40,403
Property and equipment, net                                               31,361                  32,389
Intangible assets, net                                                    63,465                  45,002
Deferred income tax asset, noncurrent                                      5,244                   5,223
Other assets                                                               7,073                   4,899
                                                                  --------------          --------------

     Total assets                                                 $      391,281          $      385,910
                                                                  ==============          ==============

Liabilities
Current liabilities:
   Notes payable to bank                                          $       19,855          $       15,414
   Accounts payable                                                       46,087                  32,523
   Accrued expenses                                                       22,034                  35,165
   Product abandonment and related liabilities                            14,270                  20,796
   Subscribers' advance payments, amortizing
     within one year                                                     118,586                 119,805
   Allowance for cancellations                                             6,524                   9,548
   Deferred income tax liability                                           2,707
                                                                  --------------          --------------

   Total current liabilities                                             230,063                 233,251

Subscriber advance payments, amortizing after one year                    54,098                  49,799
                                                                  --------------          --------------

     Total liabilities                                                   284,161                 283,050
                                                                  --------------          --------------

Stockholders' Equity
Preferred stock--authorized 10,000,000 shares ($.01 par
  value); no shares issued or outstanding
Common stock--authorized 90,000,000 shares ($.01 par
  value); 34,946,000 shares issued, 27,981,831 shares
  outstanding                                                                349                     349
Additional paid-in capital                                                41,230                  41,230
Retained earnings                                                        123,469                 118,999
Unrealized gain on securities available for sale                             135                     345
                                                                  --------------          --------------
                                                                         165,183                 160,923
Less cost of 6,964,169 common shares in treasury                         (58,063)                (58,063)
                                                                  --------------          --------------

     Total stockholders' equity                                          107,120                 102,860
                                                                  --------------          --------------

     Total liabilities and stockholders' equity                   $      391,281          $      385,910
                                                                  ==============          ==============

              The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Operations
(in thousands, except share data)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                       1996                      1995
                                                                  -----------------           ----------
                                                                                   (unaudited)
Revenues
   Membership and subscription revenue, net                       $       46,339          $       43,597
   Card acquisition and services revenue                                   7,173                   4,910
   Consumer marketing revenue                                              9,452                   8,173
   Interest income                                                           677                   1,885
   Other income                                                            7,059                   1,163
                                                                  --------------          --------------

                                                                          70,700                  59,728
                                                                  --------------          --------------

Costs and expenses
   Subscriber acquisition costs and
     related commissions                                                  30,273                  26,926
   Other costs of revenue                                                  8,023                   6,017
   Research and product development costs                                    421                   2,016
   Service costs and other operating expenses                             11,504                   8,409
   General and administrative expenses                                    11,450                   7,870
   Cost relating to products abandoned
     and restructuring                                                                             8,061
                                                                  --------------          --------------
                                                                          61,671                  59,299
                                                                  --------------          --------------

Income before provision for income taxes                                   9,029                     429

Provision for income taxes                                                 3,160                     128
                                                                  --------------          --------------


Net income                                                        $        5,869          $          301
                                                                  ==============          ==============


Earnings per share                                                $         .21           $         .01
                                                                  =============           =============

Weighted average common and
  common equivalent shares                                            28,097,000              29,870,000



The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows
(in thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        1996                        1995
                                                                  ---------------             ----------
                                                                                  (unaudited)

Cash Flows From Operating Activities
   Cash received from subscribers/customers                       $       63,155          $       65,407
   Cash paid to suppliers and employees                                  (69,980)                (74,069)
   Interest received                                                       1,499                   4,288
   Income tax (payments) refunds , net                                      (275)                  1,500
                                                                  --------------          --------------

   Net cash used in operating activities                                  (5,601)                 (2,874)
                                                                  --------------          --------------

Cash Flows From Investing Activities
   Purchases of investments                                               (9,757)                (31,633)
   Proceeds from sales of investments                                     23,830                  84,980
   Proceeds from maturing investments                                      4,649                   7,274
   Cost of acquisitions, net of cash acquired                            (18,471)                (12,977)
   Acquisitions of property and equipment, net                            (2,611)                (10,891)
                                                                  --------------          --------------

   Net cash (used in) provided by investing activities                    (2,360)                 36,753
                                                                  --------------          --------------

Cash Flows From Financing Activities
   Net borrowings on notes payable to bank                                 4,441                   2,246
   Repayment of debt acquired in UBS
     acquisition                                                            (703)
   Proceeds from exercise of stock options                                                            57
   Dividends paid                                                         (1,399)                 (1,447)
                                                                  --------------          --------------

   Net cash provided by financing activities                               2,339                     856
                                                                  --------------          --------------

Net (decrease) increase in cash and cash equivalents                      (5,622)                 34,735
Cash and cash equivalents at beginning of period                          25,071                   9,315
                                                                  --------------          --------------

Cash and cash equivalents at end of period                       $        19,449       $          44,050
                                                                 ===============       =================


The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements
(Unaudited)


1.   Organization and Basis of Presentation

         Ideon Group, Inc. ("Ideon" or the "Company") is a holding company with current operating business units as follows: SafeCard Services, Incorporated ("SafeCard"); Wright Express Corporation ("WEX") and National Leisure Group, Inc. ("NLG"). The Company's Ideon Marketing and Services business unit which manages the PGA TOUR Partners and the Collections of the Vatican Museums programs has been consolidated with SafeCard. The operations of United Bank Services ("UBS"), acquired February 16, 1996 (see
     Note 2 - Acquisition), have also been consolidated into SafeCard. The operations of an additional business unit, Family Protection Network, Inc., were discontinued in 1995.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Ideon's Annual Report on Form 10-K for the year ended December 31, 1995.

         Prior year financial statements have been reclassified to conform to 1996 presentations.

         Price Waterhouse LLP has performed a review, and not an audit, of the unaudited consolidated financial information of the Company for the three months ended March 31, 1996 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated April 29, 1996, which is included in this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under
     Section 11 does not extend to it.


2.   Acquisition

         On February 16, 1996, SafeCard acquired 100% of the outstanding stock of UBS for $18,328,000. UBS is a provider of value-added products and services through a diverse group of financial institutions. Products and services offered by UBS include CardMiles (an airline frequent flyer rewards program), rebate travel, insurance enhancements, customer loyalty programs (designed to aid in card acquisition or increase credit card usage) and credit card merchant reward programs (designed as packages of enhancements offered by credit card merchant processors). Terms of the acquisition include additional payments of up to $4,000,000 in each of the years 1996, 1997 and 1998 based on the attainment of certain earnings hurdles and fulfillment of certain conditions. In addition, the sellers are entitled to 50% of UBS' share of the profits from a foreign joint venture over the next three years, up to a maximum of $10,000,000.

         The acquisition was accounted for under the purchase method and accordingly the results of operations of UBS are included in the Company's consolidated financial statements from the date of acquisition. In connection with the acquisition, SafeCard recorded $14,699,000 of goodwill (excess cost over fair value of net assets acquired) and $4,400,000 of other intangible assets. The goodwill is being amortized over 25 years and the other intangible assets are being amortized over 5 years. In connection with the acquisition, SafeCard assumed $703,000 of debt which was repaid shortly after the close of the transaction.

         Pro forma results of operations of the Company and UBS as if combined throughout the first quarter of 1996 and 1995 are not materially different from actual results presented in the consolidated financial statements and therefore, are not presented herein.


3.   Subscriber Acquisition Costs

         Subscriber acquisition expenditures directly relate to the acquisition of new subscribers through "direct-response" type marketing campaigns and primarily include payments for telemarketing, printing, postage, mailing services, certain direct salaries and other direct costs incurred to acquire new subscribers. These expenditures are deferred and amortized to expense in proportion to expected revenues over the initial subscription period (generally one or three years).

         Deferred subscriber acquisition costs and related commissions were as follows:

                                                                 March 31,               December 31,
                                                                   1996                     1995
                                                               -----------               -----------

         Hot-Line                                              $      59,797,000       $      65,232,000
         CreditLine and related products                               7,185,000               7,130,000
         Fee Card                                                      3,856,000               5,597,000
         Other services                                               11,062,000               8,775,000
                                                               -----------------       -----------------

         Total deferred subscriber acquisition costs                  81,900,000              86,734,000

         Commissions                                                  47,750,000              44,819,000
                                                               -----------------       -----------------

         Total deferred subscriber acquisition
           costs and commissions                               $     129,650,000       $     131,553,000
                                                               =================       =================

4.   Other Income

     Included within "Accrued expenses" at December 31, 1995 was a disputed liability recorded in 1992 of $10,534,000 relating to the Company's estimated net obligation under a contested lease of its former Ft. Lauderdale, Florida headquarters. In March 1996, the Company reached a settlement with Peter Halmos, the lessor (see Note 7 - Commitments and Contingencies), which resulted in the payment of $3,800,000 to Halmos. Other income for the first quarter of 1996 includes a reversal of the remaining accrual of $6,734,000.


5.   Income Taxes

         The Company's effective income tax rate for the three months ended March 31, 1996 and 1995 differs from the applicable statutory rate due to tax-exempt interest received on investments in municipal debt securities, non-deductible goodwill amortization and the federal tax benefit of state income taxes.

         At March 31, 1996, the Company had a net noncurrent deferred tax asset of $5,244,000 and a net current deferred tax liability of $2,707,000. The deferred tax asset primarily relates to the timing of recognition of multi-year revenues. Management believes that based on available information, it is more likely than not that the net deferred tax asset will be realized and accordingly a valuation allowance has not been recorded.

6.   Supplemental Cash Flow Information

     The reconciliation of net income to net cash used in operating activities, as presented in the consolidated statement of cash flows, is as follows:

                                                                         Three Months Ended
                                                                  March 31,               March 31,
                                                                    1996                   1995
                                                                -----------              ----------

     Net income                                                 $      5,869,000        $        301,000
     Adjustments to reconcile net income to net
       cash used in operating activities:
         Depreciation and amortization                                 2,053,000               1,366,000
         Amortization of investment
            premiums/discounts, net                                       42,000                 880,000
         Realized gain on sales of securities
            available for sale                                          (201,000)               (952,000)
         Loss on impairment of assets                                  2,912,000
         Income tax expense                                            3,160,000                 128,000
         Income tax refunds (payments), net                             (275,000)              1,500,000
         Restricted stock expense                                                                 50,000
         Billings to subscribers, net                                 50,683,000              46,550,000
         Amortization of subscribers' advance
            payments to revenue                                      (47,603,000)            (46,430,000)
         Expenditures for subscriber acquisition costs               (13,927,000)            (18,486,000)
         Payment of commissions, net                                 (16,320,000)            (11,488,000)
         Amortization of subscriber acquisition costs                 18,761,000              16,070,000
         Amortization of commissions                                  13,389,000              12,837,000
         Decrease in allowance for cancellations                      (3,024,000)             (4,876,000)
         Changes  in  assets  and  liabilities,   net  of
            effects  of  business acquisitions:
              Receivables, net                                       (10,910,000)              7,573,000
              Other current assets                                      (227,000)                (57,000)
              Other assets                                            (1,883,000)                118,000
              Accounts payable and
                accrued expenses                                      (1,574,000)             (7,958,000)
              Product abandonment and
                related liabilities                                   (6,526,000)
                                                                   -------------           -------------
     Net cash used in operating activities                      $     (5,601,000)       $     (2,874,000)
                                                                ================         ================

7.   Commitments and Contingencies

         The Company is defending or prosecuting claims in eleven complex lawsuits involving Peter Halmos, former Chairman of the Board and Executive Management Consultant to SafeCard, and various parties related to him as adversaries. Peter Halmos is also a plaintiff in three other lawsuits, one against a former officer, one against a director of the Company and one against SafeCard's outside counsel, in which neither SafeCard nor the Company have been named as defendant. The eleven cases in which the Company or its subsidiaries is a party are as follows:

         A suit initiated by Peter Halmos, related entities, and Myron Cherry (a former lawyer for SafeCard) in April 1993 in Cook County Circuit Court in Illinois against SafeCard and one of the Company's directors, purporting to state claims aggregating in excess of $100 million, principally relating to alleged rights to "incentive compensation," stock options or their equivalent, indemnification, wrongful termination and defamation. SafeCard and the director moved to dismiss this lawsuit. In November 1993, the court granted the motions to dismiss all parts of the complaint, but gave the plaintiffs leave to replead, which they did. Again in March 1994, the court granted the motions to dismiss all of the complaints but permitted the plaintiffs to replead, which they did in June 1994. On February 7, 1995, the court dismissed with prejudice Peter Halmos' claims regarding alleged rights to "incentive compensation," stock options or their equivalent, wrongful termination and defamation. Mr. Halmos has appealed this ruling; the initial brief, the answer brief and the reply brief have been filed. No date for oral argument has been set. SafeCard has filed an answer to the remaining indemnification claims. Its obligation to file an answer to the claims of Myron Cherry have been stayed pending settlement discussions. On December 28, 1995, the court stayed Halmos' indemnification claims pending resolution of a declaratory judgment action filed by the Company in Delaware Chancery Court.

         A suit which seeks monetary damages and certain equitable relief filed by SafeCard in August 1993 in Laramie County Circuit Court in Wyoming against Peter Halmos and related entities alleging that Peter Halmos dominated and controlled SafeCard, breached his fiduciary duties to SafeCard, and misappropriated material non-public information to make $48,000,000 in profits on sales of SafeCard stock. In March 1994, Mr. Halmos and related entities filed a counterclaim in which claims were made of conspiracy in restraint of trade, monopolization and attempted monopolization, unfair competition and restraint of trade, breach of contract for indemnity and intentional infliction of emotional distress. SafeCard's motion to sever the conspiracy, monopolization and restraint of trade claims was granted in May 1994. The claims for the conspiracy, monopolization, restraint of trade and unfair competition were dismissed without prejudice in June 1994. On April 12, 1995, the trial court granted the motion of Mr. Halmos and certain related entities to amend their counterclaims. The amended counterclaims include claims for indemnification for legal expenses incurred in the action and a claim that SafeCard's contract with CreditLine should be rescinded. On April 19, 1995, the trial court granted Mr. Halmos' motion for summary judgment that certain of SafeCard's claims against him were barred by the statute of limitations. On March 14, 1996, the Wyoming Supreme Court reversed the trial court's ruling that certain of SafeCard's claims were barred by the statute of limitations. Trial has been scheduled to begin on October 7, 1996.

         A suit seeking monetary damages by Peter Halmos, purportedly in his name and in the name of CreditLine Corporation and Continuity Marketing Corporation against SafeCard, one of its officers and three of the Company's directors in United States District Court in the Southern District of Florida, in September 1994 purporting to state various tort claims, state and federal antitrust claims and claims of copyright infringement. The claims principally relate to the allegation by Peter Halmos and his companies that SafeCard has taken action to prevent him from being a successful competitor. On December 9, 1994, SafeCard, its officer and the Company's directors moved to dismiss the lawsuit. On March 8, 1995, the Court granted Mr. Halmos' motion to file a second amended complaint. On March 28, 1995, SafeCard, its officer and the Company's directors again moved to dismiss the lawsuit. All discovery in this case has been stayed pending a ruling on the motion to dismiss. On August 16, 1995, the United States Magistrate Judge filed a Report and Recommendation that the case be dismissed. The parties have filed various briefs and memoranda in response to this Report. On January 4, 1996, the Magistrate recommended ruling that the statute of limitations was tolled during pendency of the case in federal court and the plaintiffs' state law claims were thus not time-barred. Defendants have filed an objection to this recommendation.

         A suit seeking monetary damages by Peter Halmos, as trustee for the Peter A. Halmos revocable trust dated January 24, 1990 and the Halmos Foundation, Inc., individually and James L. Binder as custodian for Elizabeth Binder; Edward Dubois; Sheila Ann Dubois, as personal representative of the Estate of Winifred Dubois; G. Neal Goolsby, John
         E. Masters, individually and as custodian for Gregory Halmos and Nicholas Halmos; and J.B. McKinney on behalf of themselves and all others similarly situated against SafeCard, one of its officers, one of its former officers and three of the Company's directors in the United States District Court for the Southern District of Florida in December 1994. This litigation involves claims by a putative class of sellers of SafeCard stock for the period January 11, 1993 through December 8, 1994 for alleged violations of the federal and states securities laws in connection with alleged improprieties in SafeCard's investor relations program. The complaint also includes individual claims made by Peter Halmos in connection with the sale of stock by the two trusts controlled by him. The complaint was amended on September 13, 1995, to join James L. Binder individually and as custodian for the James L. Binder, D.D.S., P.C. Profit Sharing Trust II. SafeCard and the individual defendants have filed a motion to dismiss. There has been limited discovery on class certification and identification of "John Doe" defendant issues. The Company filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiff's reply was filed on March 19, 1996.

         A suit seeking monetary damages and injunctive relief by LifeFax, Inc. and Continuity Marketing Corporation, companies affiliated with Peter Halmos, in the Circuit Court in Palm Beach County, Florida in April 1995 against the Company, Family Protection Network, Inc., SafeCard, one of the Company's directors and the Company's former Chief Executive Officer purporting to state various statutory and tort claims. The claims principally relate to the allegation by these companies that SafeCard's Early Warning Service and Family Protection Network were conceived and commercialized by, among others, Peter Halmos and have been improperly copied. An amended complaint filed on June 14, 1995 seeking monetary damages adds to the prior claims certain claims by

         Nicholas Rubino that principally relate to the allegation that SafeCard's Pet Registration product was conceived by Mr. Rubino and has been improperly copied. The Company and individual defendants filed a motion to dismiss the amended complaint. A hearing was held on the motion to dismiss on October 13, 1995. On November 27, 1995, the court entered an order denying the Company's motion to dismiss. On December 12, 1995, the defendants filed their answer and affirmative defenses to the amended complaint. Preliminary discovery is proceeding.

         A suit seeking monetary damages and declaratory relief by Peter Halmos, individually and as trustee for the Peter A. Halmos Revocable Trust dated January 20, 1990 and by James B. Chambers, individually and on behalf of himself and all others similarly situated against the Company, SafeCard, each of the members of the Company's Board of Directors, three non-board member officers of the Company, the Company's outside auditor and one of the Company's outside counsel in the United States District Court for the Southern District of Florida in June 1995. The litigation involves claims by a putative class of purchasers of the Company stock between December 14, 1994 and May 25, 1995 and on behalf of a separate class of all record holders of SafeCard stock as of April 27, 1995. The putative class claims are for alleged violation of the federal securities laws, alleged breach of fiduciary duty and alleged negligence in connection with certain matters voted on at the Annual Meeting of SafeCard stockholders held on April 27, 1995. The Company and the individual defendants have filed a motion to dismiss these claims. There has been limited discovery on class certification issues. The Company filed its opposition to the pending motion for class certification on December 11, 1995. Plaintiff's reply was filed on March 19, 1996.

         A purported shareholder derivative action initiated by Michael P. Pisano, on behalf of himself and other stockholders of SafeCard and the Company against SafeCard, the Company, two of their officers, and the Company's Board of Directors in the United States District Court for the Southern District of Florida. This litigation involves claims that the officers and directors of SafeCard and the Company have improperly refused to accede to Peter Halmos' litigation and indemnification demands against the Company. The Company and the individual defendants have filed motions to dismiss the first amended complaint. On September 29, 1995, Pisano filed a second amended complaint which made additional allegations of waste and mismanagement against the Company's officers and directors in connection with the Family Protection Network and PGA TOUR Partners products. On December 26, 1995, the Company filed motions to dismiss the second amended complaint for: (i) failure to join an indispensable party (Halmos) and failure to allege demand on the Board of Directors with particularity; and (ii) the failure of Pisano to comply with the fairness and adequacy requirements of Federal Rule of Civil Procedure 23.1. On January 25, 1996, the plaintiff filed a memorandum in opposition to motion to dismiss. The Company filed its reply to the memorandum in opposition on February 23, 1996.

         A suit seeking monetary damages filed by Peter Halmos against SafeCard, one of its directors, its former general counsel, and its legal counsel in the Circuit Court, Fifteenth Judicial Circuit, in and for Palm Beach County, Florida on August 10, 1995. This litigation involves claims by Peter Halmos for breach of fiduciary duty and constructive fraud, fraud, and negligent misrepresentation and is based on allegations arising out of the resolution of a shareholder class action lawsuit in 1991 and SafeCard's subsequent filing of an action against Halmos and his related companies in Wyoming in 1993. SafeCard has filed a motion to dismiss and on March 28, 1996 the court entered an agreed order denying SafeCard's motion to dismiss as moot in light of an agreement that plaintiff would file an amended complaint. The amended complaint is due by June 26, 1996.

         A declaratory judgment action by the Company and its directors against Peter Halmos in Delaware Chancery Court, New Castle County. This action seeks a declaration regarding the Company's advance indemnification obligations, if any, to Peter Halmos who has made numerous advance indemnification demands on the Company in connection with his many lawsuits. Halmos filed a motion to dismiss on jurisdictional grounds on November 17, 1995. The Company filed a brief in opposition and an amended complaint on February 14, 1996. On April 22, 1996, Halmos filed an answer and amended counterclaims in which High Plains Capital Corporation and Halmos Trading & Investment Company were added as additional parties. The amended counterclaims seek advancement and/or indemnification for Halmos, High Plains Capital Corporation and Halmos Trading & Investment Company for certain litigations and an IRS investigation. The amended counterclaims also seek recovery against individual defendant directors based on allegations they willfully and unjustly denied Halmos indemnification and/or advancement.

         A suit by High Plains Capital Corporation against SafeCard, the Company, two of its directors and The Dilenschneider Group, Inc. in Circuit Court in Palm Beach County, Florida. This litigation involves claims by High Plains Capital Corporation, a corporation with which Peter Halmos is affiliated, for certain incentive compensation arising out of Halmos' affiliation with SafeCard. The complaint includes claims for breach of written agreements regarding additional services and expenses, an alternative claim for quantum meruit based on written agreement and a count for tortious interference with advantageous business relationship. The complaint appears to attempt to revive the incentive compensation claims which have been dismissed with prejudice in Illinois. On November 30, 1995, the Company filed a motion to strike, a motion to dismiss and a motion to transfer. On March 29, 1996, the court denied the Company's motion to dismiss or to stay. On April 5, 1996, the court entered an agreed order withdrawing without prejudice the defendant's motion to strike. The Company subsequently filed a motion for final summary judgment and a hearing is scheduled on this motion for June 7, 1996. Discovery has been stayed pending a ruling on this motion.

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

          In addition to the above Halmos related lawsuits, the Company has resolved a suit filed by Peter Halmos, purportedly in the name of Halmos Trading & Investment Company, seeking monetary damages and specific performance against SafeCard, one of its former officers and one of the Company's directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of SafeCard's former Ft. Lauderdale headquarters. SafeCard had vacated the building and ceased making payments related to the Ft. Lauderdale lease. After a number of claims and counterclaims were filed, trial of the lawsuit began February 26, 1996. On March 25, 1996, the parties entered into a Settlement Agreement under which the Company made a payment of $3,800,000 to settle all claims currently pending or previously brought in this lawsuit.

     The Company is involved in certain other claims and litigation as follows:

         A suit by Lois Hekker on behalf of herself and all others similarly situated seeking monetary damages against the Company and its former Chief Executive Officer in the United States District Court for the Middle District of Florida on July 28, 1995. The litigation involves claims by a putative class of purchasers of the Company's common stock for the period April 25, 1995 through May 25, 1995 for alleged violation of the federal securities laws in connection with statements made about the Company's business and financial performance. Defendants filed a motion to dismiss on October 2, 1995. On January 3, 1996, the court stayed all merits discovery pending rulings on the motion to dismiss and on the plaintiff's motion for class certification.

         A suit filed by SafeCard on April 17, 1996, against Museum Art Properties, Inc. in state court in Duval County, Florida. This action involves a complaint for declaratory judgment for a determination of SafeCard's rights under the termination provisions of a Marketing and Distribution Agreement between SafeCard and Museum Art Properties dated November 25, 1994 and subsequently amended on February 27, 1995 and December 18, 1995.

         A suit filed by Museum Art Properties, Inc. on April 18, 1996, seeking monetary damages against SafeCard in State Court for New York County, New York in which Museum Art Properties, Inc. seeks damages purportedly in the amount of $50,000,000 for SafeCard's alleged breaches of its contractual obligations to Museum Art Properties, Inc. in connection with a mail order catalog for "Collections of the Vatican Museums."

         The Company believes that it has proper and meritorious claims and defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of these litigation matters could have a material impact (either favorable or unfavorable depending on the outcome) upon the Company's operations, liquidity and financial condition.

8.   Subsequent Event

          On April 22, 1996, the Company announced the signing of a definitive merger agreement with CUC International Inc. ("CUC"), an international membership services company, whereby CUC will acquire Ideon in a stock-for-stock transaction valued at approximately $375 million. The transaction is expected to close mid-summer and is subject to customary closing requirements and approval by Ideon stockholders.

         Under the terms of the agreement, each share of Ideon common stock outstanding on the effective date of the proposed merger will be converted into the right to receive CUC common stock with an aggregate value of $13.50 per share if the average closing price per share of CUC common stock over a specified fifteen day period prior to the date of the Ideon stockholder meeting called to vote upon the proposed merger (the "Average Stock Price") is within the collar described below. The exact ratio of shares of CUC common stock to be issued per outstanding share of Ideon stock will be determined by dividing $13.50 by the Average Stock Price. However, the number of shares of CUC common stock to be issued in exchange for each share of Ideon common stock will in no event be greater than .6136 (if the Average Stock Price is at or below $22.00 per share) nor less than .3750 (if the Average Stock Price is at or above $36.00 per share).

         CUC intends to account for the acquisition as a pooling-of-interests and it is intended that the merger be tax-free to Ideon stockholders.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Ideon Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Ideon Group, Inc. as of March 31, 1996, and the related consolidated statements of operations and of cash flows for the three months ended March 31, 1996 and 1995, appearing in the Company's Form 10-Q for the quarter ended March 31, 1996. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 2, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





PRICE WATERHOUSE LLP
Tampa, Florida
April 29, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


     Ideon Group, Inc. ("Ideon" or the "Company") is a holding company with three current operating business units including SafeCard Services, Incorporated ("SafeCard"), Wright Express Corporation ("WEX") and National Leisure Group, Inc. ("NLG"). The Company's Ideon Marketing and Services business unit which manages the PGA TOUR Partners and the Collections of the Vatican Museums programs has been consolidated with SafeCard. The operations of United Bank Services ("UBS"), acquired February 16, 1996 (see Note 2 of Notes to Consolidated Financial Statements), have also been consolidated into SafeCard. The operations of an additional business unit, Family Protection Network, Inc., were discontinued in 1995.

     On January 22, 1996, the Company announced that its Board of Directors had decided to explore strategic alternatives available to the Company for the purpose of enhancing shareholder value. The Company retained financial and legal advisors to assist the Board in this process.

     On April 22, 1996, the Company announced the signing of a definitive merger agreement with CUC International Inc. ("CUC"), an international membership services company, whereby CUC will acquire Ideon in a stock-for-stock transaction valued at approximately $375 million. The transaction is expected to close mid-summer and is subject to customary closing requirements and approval by Ideon stockholders.

     Under the terms of the agreement, each share of Ideon common stock outstanding on the effective date of the proposed merger will be converted into the right to receive CUC common stock with an aggregate value of $13.50 per share if the average closing price per share of CUC common stock over a specified fifteen day period prior to the date of the Ideon stockholder meeting called to vote upon the proposed merger (the "Average Stock Price") is within the collar described below. The exact ratio of shares of CUC common stock to be issued per outstanding share of Ideon stock will be determined by dividing $13.50 by the Average Stock Price. However, the number of shares of CUC common stock to be issued in exchange for each share of Ideon common stock will in no event be greater than .6136 (if the Average Stock Price is at or below $22.00 per share) nor less than .3750 (if the Average Stock Price is at or above $36.00 per share).

     CUC intends to account for the acquisition as a pooling-of-interests and it is intended that the merger be tax-free to Ideon stockholders.

RESULTS OF OPERATIONS

CONSOLIDATED
Revenues
     Revenues increased $10,972,000, or 18%, in the first quarter of 1996 compared to the same period in 1995. The Company reported revenue growth at all three operating units. This revenue growth was partially offset by declines in interest income and gains from investment security transactions due to significantly lower investment balances in 1996 compared to 1995.

     Included in 1996 revenues is the $6,734,000 reversal of an accrual previously established in connection with a contested lease of the Company's former Ft. Lauderdale headquarters. The contested lease was the subject of litigation which was settled in March 1996. See Notes 4 and 7 of Notes to Consolidated Financial Statements.

Income
     The Company generated pre-tax income of $9,029,000 in the first quarter of 1996 compared to $429,000 in the first quarter of 1995. The Company has significantly reduced or discontinued the activities of its development stage businesses and reduced expenditures for research and new product development. As noted above, revenues and income include a nonrecurring reversal of an accrual for a contested lease. Costs and expenses for the first quarter of 1996 include certain nonrecurring items discussed below.

     On February 5, 1996, the Board of Directors terminated the employment of the Company's former chairman and chief executive officer, Paul G. Kahn. In connection with the termination, the Company accrued $2,500,000 during the first quarter of 1996 for severance and other payments due under Mr. Kahn's employment agreement.

     During the first quarter of 1996, the Company incurred expenses of approximately $800,000 related to the evaluation of strategic alternatives process initiated by the Board of Directors in January 1996. If the merger with CUC discussed above is completed, additional expenses are expected to be incurred by the Company.

     In the first quarter of 1996, the Company recorded a special charge of $2,912,000 for estimated costs related to the decision to eliminate its Jacksonville, Florida operations center and consolidated all Jacksonville employees into the Company's corporate headquarters building.

     The following tables summarize operating results by business unit. The "Developmental Operations" column for 1995 includes the operating results for Ideon Marketing and Services Company and Family Protection Network. The activities of Ideon Marketing and Services Company in 1996 are not material and have been consolidated with SafeCard. The activities of Family Protection Network were discontinued in 1995.

For the three months ended March 31, 1996 (in thousands):

                                                       National    Develop-     Corporate
                                        Wright         Leisure      mental         and
                           SafeCard      Express        Group     Operations      Other        Total
Membership and
  subscription revenue     $  46,339                                                         $ 46,339
Card acquisition and
  services  revenue                     $   7,173                                               7,173
Consumer marketing
  revenue                      3,320                   $ 6,132                                  9,452
Interest and other
   income                        304                        22                  $  7,410        7,736
                           ---------    ---------      -------                  --------     --------
Total revenue                 49,963        7,173        6,154                     7,410       70,700
Total costs and
 expenses                     40,692        6,415        4,886                     9,678       61,671
                           ---------    ---------    ---------                  --------     --------
Income (loss) before
  provision for income
  taxes                    $   9,271    $     758    $   1,268                  $ (2,268)    $  9,029
                           =========    =========    =========                  =========    ========

For the three months ended March 31, 1995 (in thousands):

                                                      National     Develop-     Corporate
                                        Wright        Leisure      mental         and
                           SafeCard     Express        Group      Operations     Other        Total
Membership and
  subscription revenue     $  43,597                                                         $ 43,597
Card acquisition and
  services  revenue                     $   4,910                                               4,910
Consumer marketing
  revenue                      2,546                 $   5,627                                  8,173
Interest and other
   income                        211                        20                  $  2,817        3,048
                           ---------    ---------    ---------                   -------     --------
Total revenue                 46,354        4,910        5,647                     2,817       59,728
Total costs and
 expenses                     35,980        4,240        3,967    $   8,061        7,051       59,299
                           ---------    ---------    ---------     --------     --------     --------
Income (loss) before
  provision for income
  taxes                    $  10,374    $     670    $   1,680    $  (8,061)    $ (4,234)    $    429
                           =========    =========    =========    =========     ========     ========



SAFECARD SERVICES
Business Overview
     SafeCard is a provider of credit card enhancement and continuity products. Subscriptions for continuity services are primarily marketed through credit card issuers by using mail and telephone solicitations. New distribution channels, including solicitation during credit card activation, are being tested by SafeCard. SafeCard markets its products and services through approximately 160 credit card issuers including banks and other financial institutions, oil companies and retailers.

     SafeCard's principal service is credit card registration and loss notification ("Hot-Line"), whereby SafeCard gives prompt notice to credit card issuers upon being informed that a subscriber's credit cards have been lost or stolen. SafeCard also markets other continuity services including fee-based credit cards ("Fee Card"), date reminder services and a personal credit information service ("CreditLine"). Subscriptions for continuity services typically continue annually or periodically unless canceled by the subscriber.

     On February 16, 1996, SafeCard acquired 100% of the outstanding stock of United Bank Services ("UBS") for $18,328,000. UBS is a provider of value-added products and services through a diverse group of financial institutions. Products and services offered by UBS include CardMiles, an airline frequent flyer rewards program, rebate travel, insurance enhancements, customer loyalty programs (designed to aid in card acquisition or increase credit card usage) and credit card merchant reward programs (designed as packages of enhancements to be offered by credit card merchant processors). Terms of the acquisition include additional payments of up to $4,000,000 in each of the years 1996, 1997 and 1998 based on the attainment of certain earnings hurdles and fulfillment of certain conditions. In addition, the sellers are entitled to 50% of UBS' share of the profits from a foreign joint venture over the next three years, up to a maximum of $10,000,000.

     The acquisition was accounted for under the purchase method and accordingly the results of operations of UBS are included in the Company's consolidated financial statements from the date of acquisition. In connection with the acquisition, SafeCard recorded $14,699,000 of goodwill (excess cost over fair value of net assets acquired) and $4,400,000 of other intangible assets. The goodwill is being amortized over 25 years and the other intangible assets are being amortized over 5 years. In connection with the acquisition, SafeCard assumed $703,000 of debt which was repaid shortly after the close of the transaction.

Revenues
     Membership and subscription revenue increased 6% from $43,597,000 in the first quarter of 1995 to $46,339,000 in the first quarter of 1996. Membership and subscription revenue represents the amortization of advance payments received from subscribers to SafeCard credit card enhancement continuity services such as Hot-Line and wholesale fees received from UBS clients. Membership and subscription revenue is reported net of an allowance for cancellations. Billings for subscriptions are deferred and amortized to revenue over the related subscription periods, generally one or three years. The increase was primarily due to an increase in the number of subscribers to SafeCard's CreditLine services and a resulting shift in the sales mix to higher priced products such as CreditLine. This increase in CreditLine revenue accounted for more than 80% of the total increase in membership and subscription revenue. UBS revenue since the date of acquisition accounted for the remaining increase partially offset by a small decline in Hot-Line and Fee Card revenues.

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

     The following table details renewal rates at March 31, 1996 and 1995:

     Subscription Product                              1996             1995
     --------------------                              ----             ----
     Single year Hot-Line                               76%              76%
     Multi-year Hot-Line                                48%              47%
     Fee Card (primarily single year)                   79%              82%
     CreditLine                                         66%              68%

     The decline in Fee Card renewal rates is primarily due to the loss of certain Texaco Star Card customers beginning in August 1995. Fee Card renewal rates in 1996 are expected to be negatively impacted by the loss of the Texaco contract. CreditLine renewal rates have declined as a result of a decline in active members at certain credit card issuers. However, total CreditLine members have increased by 10% over this same time period due to increased new marketing of CreditLine and related products.

     The following table details subscriber activity for the three months ended March 31, 1996 and 1995 for SafeCard's credit card enhancement and continuity services.

                  Beginning           New                                Ending
                 Subscribers     Subscribers      Cancellations      Subscribers
                 ---------       -----------      -------------      -----------
       1996      13,172,000          868,000        (1,177,000)       12,863,000
       1995      13,046,000        1,053,000        (1,075,000)       13,024,000

     New subscribers represent fee-paying subscribers obtained through various marketing channels. Free trial subscriptions which are offered periodically as a marketing technique are excluded from the subscriber activity above. Cancellations consist of both voluntary and involuntary membership losses. Voluntary cancellations result from members electing to discontinue their subscriptions. Involuntary cancellations result from the closure of credit card accounts or other events beyond SafeCard's control. The decline in subscribers since the beginning of the year is primarily due to the loss of the Texaco contract as discussed above.

     Membership and subscription revenues are dependent on a variety of factors including subscription fees, net response rates (gross enrollments less cancellations), the extent of new marketing costs and renewal rates. These factors are affected by economic conditions, interest rates, the number of credit cards in use, demographic trends, consumers' propensity to buy, the degree of market penetration and the effectiveness of subscriber acquisition concepts, copy and marketing strategies.

     SafeCard also generated consumer marketing revenue from its discount travel service (including revenues contributed by UBS since the date of acquisition) and date reminder service, including the sale of calendars and appointment books. Consumer marketing revenue increased 30% to $3,320,000 in the first quarter of 1996 as compared to $2,546,000 in the first quarter of 1995. The increase in consumer marketing revenue was principally the result of the acquisition of UBS.

Operating Income
     Operating income decreased 11% to $9,271,000 in the first quarter of 1996 compared to $10,374,000 in the first quarter of 1995. The decrease in operating income was primarily the result of margin erosion at certain large card issuer clients, increased facilities and equipment costs and increased operating costs at SafeCard's Jacksonville, Florida facility.

     As previously reported, SafeCard signed a new five-year agreement with Sears Roebuck & Company. In connection with this new agreement, which became effective on January 1, 1996, Sears assumed additional marketing costs and SafeCard's overall margin was reduced. As a result, operating margins from the Sears relationship are expected to be lower by approximately $2,000,000 in 1996. In addition, the loss of the Texaco contract in the second quarter of 1995 has reduced operating margins slightly.

     SafeCard also experienced higher facilities and equipment expenses during the first quarter of 1996 compared to the first quarter of 1995 due to increased depreciation associated with capital expenditures in 1994 and 1995. During this period, SafeCard expended approximately $11,000,000 for the expansion and renovation of the Cheyenne, Wyoming operating center. An additional $14,000,000 was expended primarily to upgrade computer equipment and systems.

     In addition, in early 1995, SafeCard began moving certain executive and administrative functions from Cheyenne to Jacksonville. As a result of this move, SafeCard has experienced higher facilities and employee costs as compared to the prior year. In the first quarter of 1996, the Company decided to close its Jacksonville, Florida operations center. As a result of this decision, SafeCard's sales, marketing and administrative offices are being consolidated with the Company's corporate headquarters (see CORPORATE AND OTHER - Building Consolidation Charge below).


WRIGHT EXPRESS
Business Overview
     WEX provides transaction and information processing services to oil companies and commercial car, van and truck fleets throughout the United States. In addition to the Wright Express Universal Fleet Card, now accepted at over 90,000 fueling locations, WEX also provides private label credit card programs to 15 of the nation's oil companies and co-branded fleet fueling cards with 15 of the largest vehicle leasing companies.

     During 1996, WEX expects to introduce a number of new and enhanced products and services. Developed in response to customer requests, the new products and services include secure on-line access to account data via the Internet, multiple levels of reporting, improved exception reporting allowing for more proactive fleet management, maintenance alerts and private site fueling using the WEX Card.

Revenues
     Card acquisition and services revenue increased 46% to $7,173,000 for the first quarter of 1996 compared to $4,910,000 in the first quarter of 1995. Card acquisition and services revenue is principally in the form of transaction fees deducted from amounts remitted to retail fueling merchants and monthly fees charged to fleet customers.

     Card acquisition and services revenue varies as a result of changes in fuel prices and the volume of fuel purchased. Average fuel prices have increased by approximately 3% during the first quarter of 1996 compared to the same period in 1995. The volume of fuel purchased has increased from 108,000,000 gallons in the first quarter of 1995 to 171,000,000 gallons in the first quarter of 1996, a 58% increase. This increase in fuel purchased is the result of the continuing expansion of WEX's customer base. Total active WEX, co-branded and private label cards increased 60% during this period.

Operating Income
     Operating income increased 13% from $670,000 in the first quarter of 1995 to $758,000 in the first quarter of 1996. The increase in operating income is due to the increase in card acquisition and services revenue, as described above, offset by product development costs associated with the new products and services discussed above. In addition, during the quarter WEX invested in upgrades to its technology platform required to maintain and enhance its competitive position. WEX has also invested in changes to its operational structure and process flows in order to achieve significant productivity gains.


NATIONAL LEISURE GROUP
Business Overview
     NLG, acquired in January 1995, provides vacation travel packages and cruises directly to the consumer in association with established retailers and warehouse clubs in New England and with credit card issuers and travel club members nationwide. The majority of bookings have historically been generated in New England area retail stores and, as a result, are dependent upon the level of customer traffic in these stores. However, sales through credit card issuers and travel clubs have become significant sources of revenue growth.

     NLG operates in a very competitive marketplace and the historical growth rate of its traditional New England market may not be sustainable. Also, discounting by vendors and other retail travel companies has increased pressure on NLG's operating margins. NLG is working to secure solid relationships with and to establish distribution via the endorsed credit card channel to offset the slower growth rate in the New England market.

Revenues
     Consumer marketing revenue for NLG increased 9% from $5,627,000 for the first quarter of 1995 to $6,132,000 in the first quarter of 1996. Revenues are primarily generated from commissions paid by cruise lines and vacation package wholesalers. The revenue increase was the result of strong growth in sales at existing and new retail locations in New England. NLG also continues to explore growth opportunities through endorsed marketing relationships. In addition, the cold weather in the New England area during the winter months had a positive impact on travel bookings. NLG's revenues have historically been highly seasonal in nature with the majority of sales in the winter months (first and fourth quarters).

Operating Income
     NLG's operating income decreased 25% from $1,680,000 in the first quarter of 1995 to $1,268,000 in the first quarter of 1996. The decrease in operating income was principally due to significant margin pressure resulting from heavy discounting in the travel industry as noted above. In addition, NLG has made significant investments in technology, including the development of a state-of-the-art reservation system, necessary to maintain an advantage in its very competitive marketplace and to realize operational efficiencies in the future.

DEVELOPMENTAL OPERATIONS
     The "Developmental Operations" column of the business units tables includes the 1995 operating results for Ideon Marketing and Services Company and Family Protection Network. The activities of Ideon Marketing and Services Company in 1996 are not material and have been consolidated with SafeCard. The activities of Family Protection Network were discontinued in 1995. Revenues generated from these developmental efforts are not material and have been netted against operating expenses for financial statement presentation.

Loss from Developmental Operations
     The Company incurred losses from developmental operations of $8,061,000 in the first quarter of 1995. These expenses were incurred in connection with the development and launch of the expanded PGA TOUR Partners Program and Family Protection Network in March and April of 1995. For more information, see Ideon's Annual Report on Form 10-K for the year ended December 31, 1995.

CORPORATE AND OTHER
Overview
     Corporate and other activities resulted in a pre-tax loss of $2,268,000 in the first quarter of 1996 compared to $4,234,000 in the first quarter of 1995. Corporate expenditures increased during 1994 and the first half of 1995 as the Company developed an infrastructure necessary to support previously anticipated growth. In the third quarter of 1995, the Company restructured and significantly reduced its corporate staff and functions to provide support services that can only be effectively and economically performed centrally.

The corporate and other loss in the business unit table includes the following:

For the three months ended March 31, 1996 and 1995 (in thousands):

                                                                 1996      1995
       General corporate overhead expenses                 $    2,321  $  3,912
       Building consolidation charge                            2,912
       Executive termination charge                             2,500
       Litigation and other legal expenses                      1,768     1,318
       Corporate research and development                         177     1,821
       Reversal of lease accrual                               (6,734)
       Interest income                                           (475)    1,864)
       Other income                                              (201)     (953)
                                                           ----------    -------

                                                           $    2,268   $  4,234
                                                           ==========   ========

General Corporate Overhead Expenses
     General corporate overhead expenses decreased $1,591,000 (41%) for the first quarter of 1996 compared to the first quarter of 1995. This decrease was the result of cost reduction initiatives and the downsizing of the corporate infrastructure in connection with the restructuring of the Company in the third quarter of 1995. The decreases in general corporate overhead expenses for the first quarter of 1996 include a decrease in payroll and employee related expenses of $1,722,000, a decrease in outside services of $587,000 and a decrease in corporate operating expenses of $82,000. Offsetting these decreases were nonrecurring expenses of $800,000 incurred in connection with the strategic alternative evaluation process initiated by the board of directors in January 1996.

Building Consolidation Charge
     In the first quarter of 1996, the Company recorded a special charge of $2,912,000 for estimated costs related to the decision to eliminate its
Jacksonville,   Florida  operations  center.  SafeCard's  sales,  marketing  and administrative offices are being consolidated with the Company's corporate headquarters staff. The charge includes a provision for the impairment of the value of certain furniture and equipment as a result of the decision as well as certain future minimum lease payments for the operations center.

Executive Termination Charge
     On February 5, 1996, the Board of Directors terminated the employment of the Company's former chairman and chief executive officer, Paul G. Kahn. In connection with the termination, the Company accrued $2,500,000 for severance and other payments due under Mr. Kahn's employment agreement. On April 18, 1996, the Company paid Mr. Kahn in settlement of his employment agreement and Mr. Kahn resigned from the Company's board of directors.

Litigation and Other Legal Expenses
     Litigation and other legal expenses increased $450,000 (34%) during the first quarter of 1996 compared to the same period in 1995. The increase in litigation costs during the quarter is principally due to the trial of one of the Peter Halmos-related matters during the first quarter. Litigation expenses anticipated in future periods cannot be quantified as such expenses are dependent on a number of factors beyond the Company's control (see Notes 4 and 7 of Notes to Consolidated Financial Statements and Item 1. "Legal Proceedings" under Part II "Other Information").

Corporate Research and Development
     Corporate research and development expenses decreased $1,644,000 (90%) in the first quarter of 1996 compared to the first quarter of 1995. Corporate research and development expenses include costs associated with developing new products and services and new areas of business which were not directly related to the Company's existing business units. Corporate research and development costs in 1996 include only the costs incurred by the Company's corporate development and acquisition function. No other indirect corporate research and development costs (such as marketing research) are being incurred at the corporate level.

Reversal of Lease Accrual

     Included within "Accrued expenses" at December 31, 1995 was a disputed liability recorded in 1992 of $10,534,000 relating to the Company's estimated net obligation under a contested lease of its former Ft. Lauderdale, Florida headquarters. In March 1996, the Company reached a settlement with Peter Halmos, the lessor (see Note 7 of Notes to Consolidated Financial Statements), which resulted in the payment of $3,800,000 to Halmos. The net remaining accrual of $6,734,000 was reversed in the first quarter of 1996 as a result of the settlement of the lawsuit arising from the contested lease.

Interest and Other Income

     Interest income decreased $1,389,000 (75%) in the first quarter of 1996 compared to the first quarter of 1995. Interest income is primarily derived from earnings on the Company's municipal bonds and U.S. Treasury securities portfolio, as well as earnings on cash invested in money market funds. The decrease in interest income is due to lower levels of investment holdings during the period as the Company redeployed its investment resources to fund the launch of new businesses and the acquisitions of NLG in the first quarter of 1995 and the acquisition of UBS in the first quarter of 1996.

     Other income decreased by $752,000 (79%) from first quarter of 1995 to first quarter of 1996 principally due to a decline in realized gains on sales of securities as the volume of securities transactions has decreased significantly.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Cash used in operating activities was $5,601,000 in the first quarter of 1996 compared to $2,874,000 in the first quarter of 1995. The decrease in cash flow from operations is principally the result of a $2,789,000 decrease in interest received due to significantly lower investment balances in 1996 compared to 1995. In addition, cash received from subscribers/customers decreased $2,252,000 and income tax refunds received, net of payments decreased $1,775,000. Offsetting these changes was a decrease in cash paid to suppliers and employees of $4,089,000.

     The decrease in cash received from subscribers/customers is principally due to an increase in accounts receivable for credit card enhancement continuity services. Net billings for credit card enhancement continuity services were $50,683,000 in the first quarter of 1996 compared to $46,550,000 in the first quarter of 1995. This increase in net billings in the first quarter of 1996 compared to the first quarter of 1995 was primarily due to increased marketing activities in the latter half of 1995 and the timing of merchandise billings.

     The decrease in cash paid to suppliers and employees was primarily due to reductions in expenditures for research and product development, the operations of Ideon Marketing and Services and Family Protection Network and general corporate overhead. These decreases were partially offset by payments made related to the product abandonment and restructuring liabilities incurred in 1995 and a $3,800,000 payment made in settlement of a contested lease in March 1996 (see Notes 4 and 7 of Notes to Consolidated Financial Statements). Expenditures for subscriber acquisition costs decreased $4,559,000 in the first quarter of 1996 as compared to the first quarter of 1995. The volume and type of subscriber acquisition expenditures, as well as enrollments, fluctuate periodically and such fluctuations are not unusual. Due to timing differences between periods, there may not always be a direct correlation between subscriber acquisition expenditures and new enrollments in a particular period. In addition, historical response rates may not be an indication of future response rates. Offsetting the decrease in expenditures for subscriber acquisition costs was a $4,832,000 increase in commissions paid to credit card issuers. The increase in commissions paid was related to the increase in net billings for credit card enhancement continuity services as discussed below.

INVESTING ACTIVITIES

     Cash used in investing activities was $2,360,000 in the first quarter of 1996 compared to $36,753,000 provided by investing activities in the first quarter of 1995. Proceeds from sales and maturities of investment securities, net of securities purchased decreased $41,899,000 in the first quarter of 1996 as compared to the first quarter of 1995. As previously discussed, the Company redeployed a significant portion of its investment resources into the launch of new businesses and the acquisitions of NLG and UBS. The Company paid $12,977,000 (net of cash acquired) to acquire the net assets of NLG in the first quarter of 1995 and $18,471,000 (net of cash acquired) to acquire the outstanding stock of UBS in the first quarter of 1996 (see Note 2 of Notes to Consolidated Financial Statements).

     The Company also expended $8,280,000 less for capital assets in the first quarter of 1996 than in the first quarter of 1995, principally due to SafeCard's expansion and renovation of its operations center in Cheyenne, Wyoming, which was completed in 1995.


FINANCING ACTIVITIES

     Cash flow provided by financing activities was $2,339,000 in the first quarter of 1996 compared to $856,000 in the first quarter of 1995. The increase in cash flow provided by financing activities was largely due to an increase of $2,195,000 of net borrowings on WEX's revolving credit facility. The borrowings are a part of WEX's working capital management structure and are required periodically to fund its accounts receivable. The increase in cash flow provided by financing activities was offset by the repayment of $703,000 of debt acquired in connection with the acquisition of UBS.


LIQUIDITY

    Historically, the Company has generated the cash needed to finance its operations and growth from its operations. The Company's primary liquidity requirements are to fund membership and subscriber acquisition marketing programs, business acquisitions such as UBS and payments required under the product abandonment and restructuring liabilities incurred in 1995. In addition, WEX requires resources to fund receivable balances on its fleet credit cards. Management does not foresee any material changes in funding needs or uses over the long term.

    As a result of the abandonment of certain product development efforts previously discussed and the restructuring of the Company in 1995, the Company committed approximately $30-35 million for employee severance, lease terminations and other costs associated with these decisions. This commitment is based on management's best estimates and is subject to change as the restructuring plan continues to be implemented. Management believes that this estimate is adequate to cover the estimated costs associated with the product abandonments and related restructuring liabilities. During the first quarter of 1996, the Company paid $6,526,000 related to its product abandonment and restructuring efforts. As of March 31, 1996, the remaining product abandonment and restructuring liability was $14,270,000, the majority of which is expected to be utilized in 1996.

    As a result of the Company's net operating loss for the tax year ended October 31, 1995, the Company has filed a carryback claim for a refund of federal tax payments made in previous years. The Company expects to receive a refund of approximately $17,400,000 during the second quarter of 1996 as a result of the carryback claim.

    In March 1996, the Company paid $3,800,000 in settlement of a lawsuit related to a contested lease (see Notes 4 and 7 of Notes to Consolidated Financial Statements). The amount of litigation and other legal expenses to be incurred in future periods, including amounts paid in resolution thereof, cannot be quantified. Such amounts could be material to liquidity or results of operations. The Company believes that its operating cash flow and its cash and investment balances are adequate to meet the Company's current and long-term liquidity needs. In addition, the Company believes that WEX's revolving credit facility is adequate to meet its current working capital needs.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is defending or prosecuting eleven complex lawsuits involving Peter Halmos, former Chairman of the Board and Executive Management Consultant to the Company, and parties related to him as adversaries. These lawsuits and three others involving the Company and its subsidiaries are described in Note 7 of Notes to Consolidated Financial Statements under Part I. "Financial Information."

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

         (b)      Reports on Form 8-K

                  On February 6, 1996, the Company announced the appointment of Eugene Miller, one of its outside directors, as chairman of the board and chief executive officer replacing Paul G.
                  Kahn.

                  On February 20, 1996, the Company announced the completion of its acquisition of United Bank Services, a leading provider of value added products and services through a diverse group of financial institutions. Terms of the acquisition included $18 million in cash and up to $12 million over the next three years in additional consideration based on performance and the fulfulliment of certain conditions. Additionally, the sellers are eligible to receive 50% of the first three years' profit (not to exceed $10 million) of an international joint venture.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   IDEON GROUP,INC.
                                                     (Registrant)


Date: May  13, 1996                                /s/ Eugene Miller
                                                   -----------------------
                                                   Eugene Miller
                                                   Chairman of the Board
                                                     and Chief Executive Officer



Date: May  13, 1996                                /s/ G. Thomas Frankland
                                                   -----------------------
                                                   G. Thomas Frankland
                                                   Vice Chairman and
                                                     Chief Financial Officer