Form 10-K/A
period 1995-12-31
IDEON GROUP INC
filed 1996-06-20
CIK 943097

1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

      Amendment No. 2 to Annual Report Pursuant to Sections 13 or 15(d) of
                       The Securities Exchange Act of 1934

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

                           Total Number of Pages - 37

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                             Page

Financial Statements(1):

    Report of Independent Certified Public Accountants                        3
    Consolidated Balance Sheet as of December 31, 1995 and 1994               4
    Consolidated Statement of Operations  for the year ended
         December 31, 1995, the two months
         ended December 31, 1994 and the two years
         ended October 31, 1994                                               5
    Consolidated Statement of Changes in Stockholders' Equity for
         the year ended December 31, 1995, the two months
         ended December 31, 1994 and the two years
         ended October 31, 1994                                               6
    Consolidated Statement of Cash Flows for the
         year ended December 31, 1995, the two months
         ended December 31, 1994 and the two years
         ended October 31, 1994                                               7
    Notes to Consolidated Financial Statements                             8-34

Financial Statement Schedules:

    For  the year ended  December  31, 1995,  the two months
           ended  December 31, 1994 and the two years
           ended October 31, 1994:
             VIII - Valuation and Qualifying Accounts                        35


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



PRICE WATERHOUSE LLP
Tampa, Florida
February 2, 1996


Ideon Group, Inc.
Consolidated Balance Sheet
(in thousands, except share data)
                                                                                            December 31,
                                                                                 1995                    1994
Assets
Current assets:
   Cash and cash equivalents                                               $    25,071             $     9,315
   Securities available for sale maturing within one year                       33,741                  43,532
   Receivables, net                                                             71,953                  58,337
   Income taxes receivable                                                      16,153                  11,441
   Deferred subscriber acquisition costs and
     related commissions amortizing within one year                             91,150                  85,435
   Deferred income tax asset                                                     3,370                     995
   Other current assets                                                          3,228                   3,262
                                                                           -----------             -----------
     Total current assets                                                      244,666                 212,317

Securities available for sale maturing after one year                           13,328                 116,134
Deferred subscriber acquisition costs and
  related commissions amortizing after one year                                 40,403                  46,482
Property and equipment, net                                                     32,389                  23,381
Excess of cost over fair value of net assets acquired                           45,002                  28,451
Deferred income tax asset, noncurrent                                            5,223
Other assets                                                                     4,899                   1,949
                                                                           -----------             -----------

     Total assets                                                          $   385,910             $   428,714
                                                                           ===========             ===========

Liabilities
Current liabilities:
   Notes payable to bank                                                   $    15,414             $    12,083
   Accounts payable                                                             32,523                  33,037
   Accrued expenses                                                             35,165                  30,535
   Product abandonment and related liabilities                                  20,796
   Subscribers' advance payments amortizing
     within one year                                                           119,805                 117,203
   Allowance for cancellations                                                   9,548                   9,197
                                                                           -----------             -----------
     Total current liabilities                                                 233,251                 202,055

Subscriber advance payments amortizing after one year                           49,799                  54,862
Deferred income tax liability                                                                            4,991
                                                                           -----------             -----------

     Total liabilities                                                         283,050                 261,908
                                                                           -----------             -----------

Commitments and Contingencies (Note 16)

Stockholders' Equity
Preferred stock--authorized 10,000,000 shares ($.01 par
  value); no shares issued or outstanding
Common stock--authorized  90,000,000 shares ($.01 par value);  34,946,000 shares issued  (34,946,000  at December  31,  1994);  27,981,831  shares  outstanding
  (28,933,599 at
  December 31, 1994)                                                               349                     349
Additional paid-in capital                                                      41,230                  41,058
Retained earnings                                                              118,999                 174,066
Unrealized gain on securities available for sale                                   345
                                                                           -----------
                                                                               160,923                 215,473
Less cost of 6,964,169 common shares in treasury
 (6,012,401 shares at December 31, 1994)                                       (58,063)                (48,667)
                                                                           -----------             -----------

     Total stockholders' equity                                                102,860                 166,806
                                                                           -----------             -----------

     Total liabilities and stockholders' equity                            $   385,910             $   428,714
                                                                           ===========             ===========

    The  accompanying   notes  are  an  integral  part  of  these consolidated
financial statements.

Ideon Group, Inc.
Consolidated Statement of Operations
(in thousands, except per share data)

                                                                             Two Months
                                                         Year Ended             Ended                  Year Ended
                                                        December 31,         December 31,              October 31,
                                                            1995                1994             1994                1993
                                                            ----                ----             ----                ----
Revenues
   Membership and subscription revenue, net             $     176,951     $     28,579      $    162,591     $    146,173
   Card acquisition and services revenue                       23,332            2,915             2,107
   Consumer marketing revenue                                  26,337            1,796            10,843           10,427
   Interest income                                              5,690            1,394             8,421            8,736
   Other income                                                 1,658               14             5,124            1,790
                                                        -------------     ------------      ------------     ------------

                                                              233,968           34,698           189,086          167,126
                                                        -------------     ------------      ------------     ------------

Costs and expenses
   Subscriber acquisition costs and
     related commissions                                      112,632           14,967            98,150           87,852
   Other costs of revenue                                      22,837            4,475             8,353            7,396
   Research and product development costs                       7,043            8,163             7,682
   Service costs and other operating expenses                  38,351           10,063            26,351           16,891
   General and administrative expenses                         33,318            5,606            16,451           12,542
   Costs related to products abandoned
     and restructuring                                         97,029                              7,900
   Unrealized loss on securities available for sale                              1,943
   Effect of change in amortization periods
     for deferred subscriber acquisition costs                                  65,500

                                                              311,210          110,717           164,887          124,681
                                                        -------------     ------------      ------------     ------------

Income (loss) before income taxes                             (77,242)         (76,019)           24,199           42,445

Provision for (benefit from) income taxes                     (27,801)         (26,075)            6,178           10,968
                                                        -------------     ------------      ------------     ------------

Income (loss) before cumulative
   effect of change in accounting
   for income taxes                                           (49,441)         (49,944)           18,021           31,477

Cumulative effect of change in
   accounting for income taxes                                                                     2,000

Net income (loss)                                       $     (49,441)    $    (49,944)     $     20,021     $     31,477
                                                        =============     ============      ============     ============

Earnings per share:

Income (loss) before cumulative
   effect of accounting change                          $       (1.73)    $      (1.70)     $        .63     $       1.10
Cumulative effect of accounting change                                                               .07
                                                        --------------    -------------     ------------

Net income (loss)                                       $       (1.73)    $      (1.70)     $        .70     $       1.10
                                                        =============     ============      ============     ============

Weighted average number of common
  and common equivalent shares                                 28,500           29,297            28,411           28,572

           The accompanying notes are an integral part of these consolidated financial statements.

Ideon Group, Inc.
Consolidated Statement of Changes In Stockholders' Equity
(in thousands, except share data)
                                                                                  Unrealized
                                                                                Gain (Loss) on
                                                           Additional             Securities         Common Stock            Total
                                        Common Stock        Paid-in    Retained   Available           in Treasury      Stockholders'
                                    Shares         Amount   Capital    Earnings    for Sale     Shares         Amount       Equity
Balance at October 31, 1992       33,426,048   $ 334    $   9,625     $  194,534               (6,780,015)  $  (38,995)   $ 165,498

Net earnings                                                              31,477                                             31,477
Cash dividends paid,
  $.20 per share                                                          (5,113)                                            (5,113)
Exercise of employee
  stock options                      769,952       8        4,213                                 172,059        1,159        5,380
Tax benefit from exercise
  of employee stock options                                 2,152                                                             2,152
Purchase of treasury stock                                                                     (3,469,860)     (41,699)     (41,699)
                          ------------------   -----    ---------     ----------               ----------    ----------   ----------

Balance at October 31, 1993       34,196,000     342       15,990        220,898              (10,077,816)    ( 79,535)     157,695

Net earnings                                                              20,021                                             20,021
Cash dividends paid,
  $.20 per share                                                          (5,320)                                            (5,320)
Exercise of employee
  stock options                      750,000       7        3,440        (10,140)               4,090,165       31,351       24,658
Tax benefit from exercise
  of employee stock options                                21,628                                                            21,628
Issuance of restricted
  common stock                                                                                     11,950
Change in unrealized gain
  (loss) on securities
  available for sale                                                             $ (607)                                       (607)
Purchase of treasury stock                                                                        (36,700)        (483)        (483)
                          ------------------   -----    ---------     ----------   ------     -----------   ----------    ----------

Balance at October 31, 1994       34,946,000     349       41,058        225,459   (607)       (6,012,401)     (48,667)     217,592

Net loss                                                                 (49,944)                                           (49,944)
Cash dividends paid,
  $.05 per share                                                          (1,449)                                            (1,449)
Change in unrealized gain
  (loss) on securities
  available for sale                                                                607                                         607
                          ------------------   -----    ---------     ----------  -----------  -----------   ----------   ----------

Balance at December 31, 1994      34,946,000     349       41,058        174,066               (6,012,401)     (48,667)     166,806

Net loss                                                                 (49,441)                                           (49,441)
Cash dividends paid,
  $.20 per share                                                          (5,626)                                            (5,626)
Exercise of employee
  stock options                                                51                                  49,832          405          456
Tax benefit from exercise
 of employee stock options                                    121                                                               121
Issuance of restricted
  common stock                                                                                      3,500
Change in unrealized gain
  (loss) on securities
  available for sale                                                                  345                                       345
Purchase of treasury stock                                                                     (1,005,100)      (9,801)      (9,801)
                          ------------------   -----    ---------     ----------   ------      ----------   ----------    ----------

Balance at December 31, 1995      34,946,000   $ 349    $  41,230     $  118,999   $  345      (6,964,169)  $  (58,063)  $  102,860
                                  ==========   =====    =========     ==========   ======      ==========    ==========   ==========

       The accompanying notes are an integral part of these onsolidated financial statements.

Ideon Group, Inc.
Consolidated Statement of Cash Flows
(in thousands)
                                                                              Two Months
                                                             Year Ended         Ended                 Year Ended
                                                            December 31,      December 31,            October 31,
                                                                1995             1994             1994              1993
                                                                ----             ----             ----              ----
Cash Flows From Operating Activities

   Net cash received from subscribers/customers            $    238,835     $     31,070      $    194,584     $    175,596
   Cash paid to suppliers and employees                        (311,971)         (38,763)         (168,831)        (139,290)
   Interest received                                              7,857            3,094            13,922           13,952
   Interest paid                                                 (1,287)            (146)
   Income tax refunds (payments), net                            11,047               (7)            3,114          (21,413)
   Gain from litigation settlements                                                                  4,257
                                                           ------------------   ---------        ---------        ----------
   Net cash (used in) provided by operating
     activities                                                 (55,519)          (4,752)           47,046           28,845
                                                           ------------     ------------        ----------        ----------

Cash Flows From Investing Activities

   Purchases of investment securities                           (52,961)         (12,752)          (96,986)         (63,174)
   Proceeds from sales of investment securities                 135,111           17,463            73,748           64,539
   Proceeds from maturing investment securities                  30,185                             18,035            7,068
   Cost of acquisitions, net of cash acquired                   (12,977)                           (35,276)
   Acquisition of property and equipment, net                   (16,443)          (7,406)           (8,044)            (719)
                                                           ------------     ------------      ------------     ------------
   Net cash provided by (used in)
     investing activities                                        82,915           (2,695)          (48,523)           7,714
                                                           ------------     ------------      ------------     ------------

Cash Flows From Financing Activities

   Net borrowings (repayments) on notes
     payable to bank                                              3,331              290            (2,792)
   Proceeds from exercise of stock options                          456                             24,658            5,380
   Dividends paid                                                (5,626)          (1,449)           (5,320)          (5,113)
   Payments for purchase of treasury shares                      (9,801)                              (483)         (41,699)
                                                           ------------     ------------      ------------     ------------
   Net cash (used in) provided by
     financing activities                                       (11,640)          (1,159)           16,063          (41,432)
                                                           ------------     ------------      ------------     ------------

Net increase (decrease) in cash and
   cash equivalents                                              15,756           (8,606)           14,586           (4,873)
Cash and cash equivalents at
   beginning of period                                            9,315           17,921             3,335            8,208
                                                           ------------     ------------      ------------     ------------

Cash and cash equivalents at
   end of period                                           $     25,071     $      9,315      $     17,921     $      3,335
                                                           ============     ============      ============     ============

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

     Consolidated Statement of Operations
                                                              Two Months Ended
                                                             December 31, 1993
                                                                 (unaudited)

     Revenues
        Membership and subscription revenue, net                 25,775,000
        Card acquisition and services revenue
        Consumer marketing revenue                                1,743,000
        Interest income                                           1,334,000
        Other income                                                280,000
                                                                -----------
                                                                 29,132,000

     Costs and expenses
        Subscriber acquisition costs and related commissions     15,652,000
        Other costs of revenue                                    1,239,000
        Service costs and other operating expenses                3,282,000
        General and administrative expenses                       2,480,000
                                                               ------------
                                                                 22,653,000

     Income before income taxes                                   6,479,000

     Provision for income taxes                                   1,652,000

     Income before cumulative effect of change in accounting
       for income taxes                                           4,827,000

     Cumulative effect of change in accounting for income taxes   2,000,000
                                                               ------------

     Net Income                                                $  6,827,000
                                                               ============
Earnings per share

     Income before cumulative effect of accounting change             $ .18

     Cumulative effect of accounting change                             .07

     Net income                                                       $ .25
                                                                      =====

     Weighted average number of common
       and common equivalent shares                              27,325,000

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

The following presents the unaudited pro forma results of operations of the Company and National Leisure Group as if combined throughout the two months ended December 31, 1994 and the year ended October 31, 1994:

                                                                   Two Months Ended                  Year Ended
                                                                     December 31,                    October 31,
                                                                          1994                           1994
                                                                      (unaudited)                   (unaudited)
Revenues, net                                                      $      36,933,000             $      201,940,000
Costs and expenses                                                       112,708,000                    176,570,000
                                                                   -----------------             ------------------
Income (loss) before provision for income taxes
   and cumulative effect of accounting change                      $     (75,775,000)            $       25,370,000
                                                                   =================             ==================

Net (loss) income                                                  $     (49,769,000)            $       20,980,000
                                                                   =================             ==================

   (Loss) earnings per share                                              $   (1.70)                          $ .74
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

The  financial   statement  carrying  amount,   gross  unrealized  gains,  gross
unrealized losses and estimated market value of the Company's securities available for sale were as follows:


                                                                            December 31, 1995
                                                                     Gross              Gross            Estimated
                                              Carrying            Unrealized         Unrealized           Market
                                               Amount                Gains              Losses             Value
Tax-exempt municipal bonds               $      39,054,000       $    366,000      $    (21,000)     $   39,399,000

U.S. Treasury bills                              7,415,000                                                7,415,000

Other                                              255,000                                                  255,000
                                         -----------------       ------------        ------------    --------------

                                         $      46,724,000       $    366,000      $    (21,000)     $   47,069,000
                                         =================       ============       ============    ===============


                                                                              December 31,
1994
                                                                      Gross               Gross         Estimated
                                              Carrying             Unrealized          Unrealized        Market
                                               Amount                 Gains              Losses           Value

Tax-exempt municipal bonds               $     159,473,000                                           $  159,473,000

Other                                              193,000                                                  193,000
                                         -----------------       ------------        ------------   ---------------

                                         $     159,666,000                                           $  159,666,000
                                         =================       ============        ============   ===============

Maturities of the Company's investment portfolio at December 31, 1995 were as follows:

                                                                                     Carrying             Market
                                                                                       Value               Value

                           Within one year                                       $     33,499,000    $   33,741,000
                           One to five years                                            9,187,000         9,282,000
                           More than five years                                         4,038,000         4,046,000
                                                                                 ----------------   ---------------

                                                                                 $     46,724,000    $   47,069,000

                                                                              ================   ===============

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


6.  Property and Equipment

Property and equipment consisted of the following at December 31:

                                                                               1995                        1994
                                                                               ----                        ----
Equipment                                                                $    19,747,000           $     13,457,000
Building                                                                      16,204,000                  5,582,000
Furniture and fixtures                                                         7,053,000                  1,481,000
Construction in progress                                                                                  6,877,000
Land                                                                             447,000                    447,000
                                                                         ---------------          -----------------

                                                                              43,451,000                 27,844,000

Less: accumulated depreciation                                               (11,062,000)                (4,463,000)
                                                                         ---------------           ----------------

                                                                         $    32,389,000           $     23,381,000
                                                                         ===============           ================

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


12.  Income Taxes

As discussed in Note 1, the Company changed its method of accounting for income taxes as of November 1, 1993. The components of the provision for (benefit from) income taxes for the year ended December 31, 1995, the two months ended December 31, 1994 and the years ended October 31, 1994 and 1993 were as follows:

                                                                             Two Months
                                                         Year Ended             Ended                     Year Ended
                                                        December 31,        December 31,                  October 31,
                                                            1995                1994               1994                1993
Current
    Federal                                        $     (15,636,000)  $     (1,887,000)   $     13,032,000   $      15,608,000
     State                                                    (93,000)           (54,000)            272,000             101,000
                                                    -----------------   ----------------    ----------------   -----------------

         Total current                                    (15,729,000)        (1,941,000)         13,304,000          15,709,000
                                                    -----------------   ----------------    ----------------   -----------------

Deferred
     Federal                                              (11,530,000)       (23,815,000)         (7,640,000)         (3,588,000)
     State                                                   (542,000)          (319,000)            514,000          (1,153,000)
                                                    -----------------   ----------------    ----------------   -----------------

         Total deferred                                   (12,072,000)       (24,134,000)         (7,126,000)         (4,741,000)
                                                    -----------------   ----------------    ----------------   -----------------
Total                                               $     (27,801,000)  $    (26,075,000)   $      6,178,000   $      10,968,000

The following is a reconciliation of the statutory U.S. federal income tax rate and the Company's effective income tax rate for the year ended December 31, 1995, the two months ended December 31, 1994 and the years ended October 31, 1994 and 1993:

                                                                               Two Months
                                                             Year Ended           Ended                  Year Ended
                                                            December 31,       December 31,              October 31,
                                                                1995              1994             1994              1993
                                                                ----              ----             ----              ----
Statutory federal income tax rate                               35.0%             35.0%            35.0%             34.8%
Increase (reduction) in tax rates
 resulting from:
   State income tax, net of federal benefit                                                         2.1               1.2
   Tax-exempt interest income                                   (1.7)              (.6)           (10.8)             (6.8)
   Amortization of non-deductible goodwill                        .5                .1
   Reversal of prior years' deferred taxes
    at the rates in effect at that time                                                                              (2.9)
   Other                                                         2.2               (.2)             (.8)              (.5)
                                                                -----             -----            -----             -----

Effective tax rate                                              36.0%             34.3%            25.5%             25.8%
                                                                ====              ====             ====              ====

The components of the Company's deferred income tax assets and liabilities under FAS 109 were as follows:

                                                       December 31,        December 31,        October 31,         November 1,
                                                           1995                1994               1994                1993
Deferred tax liabilities:
   Subscriber acquisition costs                     $      47,255,000   $     45,915,000    $     71,585,000   $      68,391,000
   Depreciation                                             1,312,000            432,000             549,000             382,000
                                                    -----------------   ----------------    ----------------   -----------------

                                                           48,567,000         46,347,000          72,134,000          68,773,000
                                                    -----------------   ----------------    ----------------   -----------------
Deferred tax assets:
   Multi-year subscription revenues                        41,928,000         36,968,000          36,226,000          29,051,000
   Relocation expenses                                      3,439,000          3,606,000           3,749,000           3,736,000
   Product abandonment and
     related liabilities                                    8,005,000
   Net operating loss carryforwards                         1,347,000          1,474,000           8,217,000
   Reminder/reference subscription revenue                 (2,709,000)        (3,643,000)          1,195,000          (1,945,000)
   Other                                                    5,150,000          3,946,000           1,996,000           1,829,000
                                                    -----------------   ----------------    ----------------   -----------------

                                                           57,160,000         42,351,000          51,383,000          32,671,000
                                                    -----------------   ----------------    ----------------   -----------------

Net deferred tax (asset) liability                  $      (8,593,000)  $      3,996,000    $     20,751,000   $      36,102,000
                                                    =================   ================    ================   =================

The deferred income tax benefit for the year ended October 31, 1993 (under prior accounting method) resulted from the following items:

Subscriber costs, net                               $        450,000
Multi-year subscription revenues                          (7,310,000)
Reminder/reference subscription revenue                    1,952,000
Relocation expenses                                          698,000
Other                                                       (531,000)
                                                    ----------------

                                                    $     (4,741,000)

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


13.  Common Stock And Stock Options

The following table presents information for the year ended December 31, 1995, the two months ended December 31, 1994 and the years ended October 31, 1994 and 1993 with respect to options granted and outstanding as follows:

                                                                                   Shares Under Option
                                                           Outstanding                                                   Outstanding
                                              Option      at beginning                                                    at end of
                                            Price Range     of period        Granted       Canceled       Exercised        period
- ----------------------------------------------------------------------------------------------------------------------------
Year ended October 31, 1993
1979 Plan                                      $ 5.875        141,040                                      (141,040)
Outside Directors' Options             $   6.375-13.00        200,000        200,000                       (100,000)       300,000
1987 Plan                                      $ 5.875        348,100                                      (348,100)
1989 Executive Options                         $ 5.125        980,000                                      (230,000)       750,000
1989 Employee Stock Option Plan                 $ 6.00        361,004                        (5,333)       (102,671)       253,000
Peter & Steven J. Halmos               $   5.125- 5.50      5,850,000                    (1,950,000)                     3,900,000
1991 Employee Stock Option Plan                 $ 9.00        138,000                       (24,333)        (38,334)        75,333
1992 Employee Stock Option Plan                $ 8.875                        75,000        (12,500)                        62,500
                                                            ---------        --------   ------------ -----------------  -----------
                                                            8,018,144        275,000     (1,992,166)       (960,145)     5,340,833
                                                            =========        =======     ===========        =========    =========
- ----------------------------------------------------------------------------------------------------------------------------
Year ended October 31, 1994
Outside Directors' Options             $  9.00 - 13.00        300,000                                                      300,000
1989 Executive Options                         $ 5.125        750,000                                      (750,000)
1989 Employee Stock Option Plan                 $ 6.00        253,000                                      (234,000)        19,000
Steven J. Halmos                       $    5.125-5.50      3,900,000                                    (3,900,000)
1991 Employee Stock Option Plan                 $ 9.00         75,333                       (11,667)        (36,333)        27,333
1992 Employee Stock Option Plan                $ 8.875         62,500                       (13,335)        (14,164)        35,001
1994  Long-Term Stock-Based
  Incentive Plan                       $ 12.625-18.375                     2,315,000         (3,000)                     2,312,000
Employee Stock Option Plan                     $ 16.50                        42,700         (2,700)                        40,000
                                       ---------------   -----------    ----------- ------------------ -----------
                                                            5,340,833      2,357,700        (30,702)     (4,934,497)     2,733,334
                                                            =========      =========      ==========      ==========      =========
- ----------------------------------------------------------------------------------------------------------------------------




Two months ended December 31, 1994
Outside Directors' Options             $  9.00 - 13.00        300,000                                                      300,000
1989 Employee Stock Option Plan                 $ 6.00         19,000                                                       19,000
1991 Employee Stock Option Plan                 $ 9.00         27,333                                                       27,333
1992 Employee Stock Option Plan                $ 8.875         35,001                                                       35,001
1994  Long-Term Stock-Based
  Incentive Plan                       $ 12.625-18.938      2,312,000        193,500                                     2,505,500
Employee Stock Option Plan                $16.50-17.50         40,000         21,500                                        61,500
                                                          -----------    -----------                                   -----------
                                                            2,733,334        215,000                                     2,948,334
                                                            =========     ==========                                     =========
- ----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995
Outside Directors' Options              $ 9.00 - 13.00        300,000                                                      300,000
1989 Employee Stock Option Plan                 $ 6.00         19,000                                       (19,000)
1991 Employee Stock Option Plan                 $ 9.00         27,333                        (1,667)        (17,333)         8,333
1992 Employee Stock Option Plan                $ 8.875         35,001                       (12,501)        (12,500)        10,000
1994  Long-Term Stock-Based
  Incentive Plan                       $ 7.625 - 20.75      2,505,500      1,049,200       (936,000)         (1,000)     2,617,700
Employee Stock Option Plan            $ 9.875 - 19.125         61,500         74,300        (27,500)                       108,300
Directors Stock Plan                           $15.875                        30,000                                        30,000
                                                           ----------      ---------     -----------     -----------     ---------
                                                            2,948,334      1,153,500       (977,668)        (49,833)     3,074,333
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

                                1996     $   4,523,000
                                1997         4,329,000
                                1998         2,848,000
                                1999         1,448,000
                                2000           784,000
                              Thereafter     2,241,000
                                         -------------

                                         $  16,173,000

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

The Company believes that it has proper and meritorious claims and defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of these litigation matters could have a material impact (either favorable or unfavorable depending on the outcome) upon the Company's operations, liquidity and financial condition. The Company is unable to estimate the potential loss or range of loss, if any, with respect to these litigation matters.

17.  Statement Of Cash Flows

The following is a reconciliation of net income (loss) to net cash provided by (used in) operating activities:

                                                                       Two Months
                                                      Year Ended           Ended                     Year Ended
                                                     December 31,      December 31,                  October 31,
                                                         1995              1994                1994                1993
                                                         ----              ----                ----                ----
Net (loss) income                                $   (49,441,000)    $ (49,944,000)      $   20,021,000      $   31,477,000
Adjustments to reconcile net
 (loss) income to net cash (used in)
 provided by operating activities:
   Depreciation and amortization                       6,157,000           723,000            1,349,000             864,000
   Cumulative effect of chang
     in accounting for income taxes                                                          (2,000,000)
   Amortization of investmen
     premiums/discounts, net                            1,701,000            802,000          5,281,000           5,233,000
   Realized (gain) loss on sales of
      securities available for sale                    (1,094,000)            97,000           (593,000)         (1,277,000)
   Unrealized loss on marketable
     securities                                                            1,943,000
   Loss on impairment of assets                         7,569,000
   Income tax (benefit) provision                     (27,801,000)       (26,075,000)          6,178,000         10,968,000
   Income tax (refunds) payments, net                  11,047,000             (7,000)          3,237,000        (16,161,000)
   Billings to subscribers, net                       185,297,000         43,886,000         189,925,000        173,769,000
   Amortization of subscribers' advance
     payments to revenue                             (187,758,000)       (30,375,000)       (173,434,000)      (156,600,000)
   Effect of change in amortization
     periods for deferred subscriber
     acquisition costs                                                    65,500,000
   Expenditures for subscriber
     acquisition costs                                (68,948,000)        (8,792,000)        (68,029,000)       (63,717,000)
   Payment of commissions, net                        (51,566,000)       (11,794,000)        (52,412,000)       (49,511,000)
   Amortization of subscriber
     acquisition costs                                 67,799,000         10,001,000          56,236,000         51,075,000
   Amortization of commissions                         53,079,000          8,565,000          49,745,000         44,173,000
   Increase (decrease) in allowance
     for cancellations                                    351,000          1,541,000          (1,237,000)         1,306,000
   Changes in assets and liabilities, net
     of effects of business acquisitions:
       Receivables, net                               (12,321,000)       (15,888,000)          4,070,000           (877,000)
       Other current assets                               117,000
       Other assets                                    (6,076,000)        (3,020,000)         (1,137,000)           582,000
       Accounts payable and
         accrued expenses                              (4,427,000)         8,085,000           9,846,000         (2,459,000)
       Product abandonment and related
       liabilities                                     20,796,000
                                                 ----------------

Net cash (used in) provided by
   operating activities                          $    (55,519,000)   $    (4,752,000)    $    47,046,000     $   28,845,000
                                                 ================    ================     ==============     ==============

18.  Unaudited Quarterly Financial Data

                                                                      Quarters Ended
1995                                                March 31            June 30          September 30         December 31
- ----                                                --------            -------          ------------         -----------
Operating revenue                                $    59,728,000   $     57,732,000    $     57,543,000    $    58,965,000
Operating income (loss)                                  429,000        (72,881,000)        (12,152,000)         7,362,000
Net income (loss) (A)                                    301,000        (46,670,000)         (7,778,000)         4,706,000
Net income (loss) per share (A)                  $           .01   $          (1.62)   $          (.28)    $           .17
Weighted average number of common
   and common equivalent shares                       29,870,000         28,860,000          28,222,000         27,986,000
Subscribers at period end                             13,024,000         13,139,000          13,174,000         13,172,000

                                                                                                              Two Months
                                                                                                                 Ended
Transition Period - 1994                                                                                      December 31
- ------------------------                                                                                      -----------

Operating revenue                                                                                          $    34,698,000
Operating income (loss)                                                                                        (76,019,000)
Net income (loss) (B)                                                                                          (49,944,000)
Net income (loss) per share (B)                                                                            $         (1.70)
Weighted average number of common
   and common equivalent shares                                                                                 29,297,000
Subscribers at period end                                                                                       13,046,000

                                                                               Quarters Ended
1994                                               January 31          April 30             July 31           October 31
- ----                                               ----------          --------             -------           ----------

Operating revenue                                $    43,694,000   $     49,313,000    $     46,415,000    $    49,664,000
Operating income (loss)                                9,153,000          5,260,000           8,278,000          1,508,000
Net income (loss) (C)                                  8,444,000          3,804,000           6,635,000          1,138,000
Income (loss) per share before
   cumulative effect of change
   in accounting for income taxes                $           .24   $            .14    $           .23     $           .04
Net income (loss) per share (C)                  $           .31   $            .14    $           .23     $           .04
Weighted average number of common
   and common equivalent shares                       27,608,000         27,761,000          28,768,000         29,229,000
Subscribers at period end                             12,229,000         12,635,000          12,876,000         13,105,000

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


                                          SAFECARD SERVICES, INC. AND SUBSIDIARIES
                                                       SCHEDULE VIII
                                               VALUATION AND QUALIFYING ACCOUNTS


                                                                   Additions
                                              Balance       Charged to    Charged to                         Balance
                                             at beginning   costs and       other                          at end of
            Description                       of period     expenses       accounts     Deductions            period
 Reserves deducted from assets to
   which they apply:

   Year ended December 31, 1995
 Accounts receivable                       $ 1,744,000      $1,151,000     $    90,000 a $   (990,000) f   $ 1,995,000
 Defered commissions                          297,000                                                         297,000
 Allowance for cancellations                 9,197,000                      40,821,000 g  (40,470,000) h     9,548,000
 Product abandonment and                                    36,248,000 b                  (15,452,000)      20,796,000
   restructuring liabilities
 Product abandonment and
   restructuring asset impairments                           8,769,000 b                   (8,769,000)

            Two months ended
            December 31, 1994
 Accounts receivable                       $ 1,595,000      $  232,000                    $   (83,000) f   $ 1,744,000
 Deferred commissions                          297,000                                                         297,000
 Allowance for cancellations                 7,656,000                       9,327,000 g   (7,786,000) h     9,197,000
 Unrealized loss on securities
   available for sale                          607,000                                       (607,000) c

     Year ended October 31, 1994
- ----------------------------------------

 Accounts receivable                        $  150,000      $  307,000     $ 1,138,000 d                    $ 1,595,000
 Deferred commissions                          297,000                                                          297,000
 Allowance for cancellations                 8,893,000                      37,810,000 g  $(39,047,000) h     7,656,000
 Unrealized loss on securities
   available for sale                                                          607,000 e                c       607,000

      Year ended October 31, 1993
- ----------------------------------------

 Accounts receivable                        $  350,000                                     $   (200,000)         150,000
 Deferred commissions                          347,000                                          (50,000) f       297,000
 Allowance for cancellations                 7,587,000                    $ 35,529,000 g    (34,223,000) h     8,893,000

 (a) Balance recorded in the acquisition of National Leisure Group, Inc.
 (b) Charges recorded as part of the Company's failed product development efforts and the restructuring of certain SafeCard and corporate functions.
 (c) Amount included as part of the $1,943,000 permanent impairment of securities available for sale.
 (d) Balance recorded in the acquisition of Wright Express.
 (e) Adjustment to record securities available for sale portfolio at market value in accordance with FAS 115.
 (f) Reversal of uncollectible accounts receivable or commissions reserves.
 (g) Charged to balance sheet accounts "Deferred subscriber acquisition - commission" and "Subscriber advance payments."
 (h) Charges for refunds upon subscriber cancellations.
 (i) Uncollectible accounts receivable or commissions written-off.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       IDEON GROUP, INC.

                                               By:     /s/ G. Thomas Frankland
                                                       G. Thomas Frank
                                                       Vice Chairman and
                                                        Chief Financial Officer
June 20, 1996