Form 10-Q/A
period 1996-03-31
IDEON GROUP INC
filed 1996-06-20
CIK 943097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q/A

        AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


                            Total Number of Pages 16

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

Consolidated Statement of Cash Flows

(in thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        1996                        1995
                                                                  ---------------             ----------
                                                                                  (unaudited)
Cash Flows From Operating Activities
   Cash received from subscribers/customers                       $       63,155              $   65,407
   Cash paid to suppliers and employees                                  (69,980)                (74,069)
   Interest received                                                       1,499                   4,288
   Income tax refunds (payments), net                                       (275)                  1,500
                                                                  --------------          --------------

   Net cash used in operating activities                                  (5,601)                 (2,874)
                                                                  --------------          --------------

Cash Flows From Investing Activities
   Purchases of investments                                               (9,757)                (31,633)
   Proceeds from sales of investments                                     23,830                  84,980
   Proceeds from maturing investments                                      4,649                   7,274
   Cost of acquisitions, net of cash acquired                            (18,471)                (12,977)
   Acquisitions of property and equipment, net                            (2,611)                (10,891)
                                                                  --------------          --------------

   Net cash (used in) provided by investing activities                    (2,360)                 36,753
                                                                  --------------          --------------

Cash Flows From Financing Activities
   Net borrowings on notes payable to bank                                 4,441                   2,246
   Repayment of debt acquired in UBS
     acquisition                                                            (703)
   Proceeds from exercise of stock options                                                            57
   Dividends paid                                                         (1,399)                 (1,447)
                                                                  --------------          --------------

   Net cash provided by financing activities                               2,339                     856
                                                                  --------------          --------------

Net increase in cash and cash equivalents                                 (5,622)                 34,735
Cash and cash equivalents at beginning of period                          25,071                   9,315
                                                                  --------------          --------------

Cash and cash equivalents at end of period                       $        19,449           $      44,050
                                                                 ===============        ================






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

         Deferred subscriber acquisition costs and related commissions were as follows:

                                                                     March 31,               December 31,
                                                                       1996                      1995
                                                                   -------------             -----------
         Hot-Line                                              $      59,797,000       $      65,232,000
         CreditLine and related products                               7,185,000               7,130,000
         Fee Card                                                      3,856,000               5,597,000
         Other services                                               11,062,000               8,775,000
                                                               -----------------       -----------------

         Total deferred subscriber acquisition costs                  81,900,000              86,734,000

         Commissions                                                  47,750,000              44,819,000
                                                               -----------------       -----------------

         Total deferred subscriber acquisition
           costs and commissions                               $     129,650,000       $     131,553,000
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

6.   Supplemental Cash Flow Information

         The reconciliation of net income to net cash (used in) provided by operating activities, as presented in the consolidated statement of cash flows, is as follows:

                                                                         Three Months Ended
                                                                  March 31,               March 31,
                                                                       1996                        1995
                                                                -----------------            ----------
     Net income                                                 $      5,869,000         $       301,000
     Adjustments to reconcile net income to net
       cash used in operating activities:
         Depreciation and amortization                                 2,053,000               1,366,000
         Amortization of investment
            premiums/discounts, net                                       42,000                 880,000
         Realized gain on sales of securities
            available for sale                                          (201,000)               (952,000)
         Loss on impairment of assets                                  2,912,000
         Income tax expense                                            3,160,000                 128,000
         Income tax refunds (payments), net                             (275,000)              1,500,000
         Restricted stock expense                                                                 50,000
         Billings to subscribers, net                                 50,683,000              46,550,000
         Amortization of subscribers' advance
            payments to revenue                                      (47,603,000)            (46,430,000)
         Expenditures for subscriber acquisition costs               (13,927,000)            (18,486,000)
         Payment of commissions, net                                 (16,320,000)            (11,488,000)
         Amortization of subscriber acquisition costs                 18,761,000              16,070,000
         Amortization of commissions                                  13,389,000              12,837,000
         Decrease in allowance for cancellations                      (3,024,000)             (4,876,000)
         Changes  in  assets  and  liabilities,   net  of  effects  of  business
            acquisitions:
              Receivables, net                                       (10,910,000)              7,573,000
              Other current assets                                      (227,000)                (57,000)
              Other assets                                            (1,883,000)                118,000
              Accounts payable and
                accrued expenses                                      (1,574,000)             (7,958,000)
              Product abandonment and
                related liabilities                                   (6,526,000)

     Net cash used in operating activities                      $     (5,601,000)       $     (2,874,000)
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

         In addition to the above Halmos related lawsuits, the Company has resolved a suit filed by Peter Halmos, purportedly in the name of Halmos Trading & Investment Company, seeking monetary damages and specific performance against SafeCard, one of its former officers and one of the Company's directors in Circuit Court in Broward County, Florida, making a variety of claims related to the contested lease of SafeCard's former Ft. Lauderdale headquarters. SafeCard had vacated the building, ceased making payments related to the Ft. Lauderdale lease. After a number claims and counterclaims were filed, trial of the lawsuit began February 26, 1996. On March 25, 1996, the parties entered into a Settlement Agreement under which the Company made a payment of $3,800,000 to settle all claims currently pending or previously brought in this lawsuit.

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

         The Company believes that it has proper and meritorious claims and defenses in these lawsuits which it intends to vigorously pursue. Resolution of any or all of these litigation matters could have a material impact (either favorable or unfavorable depending on the outcome) upon the Company's operations, liquidity and financial condition. The Company is unable to estimate to potential loss or range of loss, if any, with respect to these litigation matters.

8.   Subsequent Event

         On April 22, 1996, the Company announced the signing of a definitive merger agreement with CUC International Inc. ("CUC"), an international membership services company, whereby CUC will acquire Ideon in a stock-for-stock transaction valued at approximately $375 million. The transaction is expected to close in early to mid-summer and is subject to customary closing requirements and approval by Ideon stockholders.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Ideon Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Ideon Group, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of operations and of cash flows for the three month periods then ended, appearing in the Company's Form 10-Q for the quarter ended March 31, 1996. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet of Ideon Group, Inc. as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 2, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





PRICE WATERHOUSE LLP
Tampa, Florida
April 29, 1996

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        IDEON GROUP, INC.
                                                          (Registrant)





Date:  June 20, 1996                                /s/ G. Thomas Frankland
                                                   -------------------------
                                                   G. Thomas Frankland
                                                   Vice Chairman and
                                                     Chief Financial Office